Form 10-Q
period 2019-09-30
WeTrade Group Inc.
filed 2019-11-14
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

WETRADE GROUP INC
(Exact name of small business issuer as specified in its charter)

WYOMING
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

No 1 Gaobei South Coast, Yi An Men 111 Block 37, Chao Yang District,

Beijing City, People Republic of China

 (Address of Principal Executive Offices)

(852) 67966335

 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 13, 2019, there were 100,074,000 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to execute on our growth strategies;

●	our ability to find manufacturing partners on favorable terms;

●	declines in general economic conditions in the markets where we may compete;

●	our anticipated needs for working capital; and

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED BALANCE SHEETS

As of September 30, 2019

(All amounts shown in U.S. Dollars)	September 30, 2019
(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$221,511

Total Assets:	221,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accrued expenses	110,000
Amount due to shareholders	144,501

Total Current Liabilities	254,501
Total Liabilities	254,501

Stockholders’ Equity/ (Deficit):
Unlimited authorized Common Stock; $0.00 per share par value; 100,074,000 issued and outstanding at September 30, 2019	-
Additional Paid in Capital	222,020
Accumulated Deficit	(255,010)
Total Stockholders’ Equity (Deficit)	(32,990)

Total Liabilities and Stockholders’ Equity (Deficit)	$221,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

WETRADE GROUP INC

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Period from March 28, 2019 (Inception) to September 30, 2019	3 months ended September 30, 2019
Revenue:	$-	-

Operating Expenses:
General and Administrative	255,010	110,921
Operations Loss	(255,010)	（110,921)

Net Loss	(255,010)	(110,921)

Basic and Diluted Net Loss per share:	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	100,008,222	100,024,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

WETRADE GROUP INC

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

From the period March 28, 2019 (Inception) to September 30, 2019
Cash Flows from Operating Activities:
Net Loss	$(255,010)
Changes in Operating Assets and Liabilities:
Amount due to Shareholders	144,501
Accrued expense	110,000
Net Cash Flows Used in Operating Activities:	(509)

Cash flow from financing activities:
Share issued for cash	222,020
Net cash provided by financing activities:	222,020

Change in Cash and Cash Equivalents:	221,511

Cash and Cash Equivalents, Beginning of Period	-

Cash and Cash Equivalents, End of Period	$221,511

Supplemental Cash Flow Information:
Cash paid for interest	$-
Cash paid for taxes	-

The accompanying notes are an integral part of these unaudited condensed financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Condensed Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended September 2019

Nine months period ended September 30, 2019 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of March 28, 2019 (Inception)	100,000,000	$-	$-	$-	$-
Stock issued during the period	74,000		222,020		222,020

Net Loss for the period	-	-	-	$(255,010)	$(255,010)
Balance as of September 30, 2019	100,074,000	$-	$222,020	$(255,010)	$(32,990)

Three months ended September 30, 2019 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of June 30, 2019	100,000,000	$-	$-	$(144,089)	$(144,089)
Stock issued during the period	74,000		222,020		222,020

Net Loss for the period	-	-	-	$(110,921)	$(110,921)
Balance as of September 30, 2019	100,074,000	$-	$222,020	$(255,010)	$(32,990)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Wetrade Group Inc

Notes to Unaudited Condensed Financial Statements

Period from March 28, 2019 (Inception) to September 30, 2019

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group Inc. was incorporated in the State of Wyoming on March 28, 2019.

WeTrade Group Inc. currently is developing a business plan to create an online membership-based e-commerce platform business in China that will provide a unique and aggregate information on hotels, flights, travelling packages and other travelling products that enable customers to make informed and cost-effective hotel, flight and other travelling packages bookings. In addition, the company intends to incorporate into its business plan advanced technologies including big data and artificial intelligence to optimize user experience and incentivize members to promote platform as well as share products with their social contacts.

WeTrade Group Inc. has one wholly owned subsidiary UTour Pte. Ltd. Utour Pte. Ltd was incorporated on March 23, 2018 in Singapore, namely UTour Pte. Ltd. was acquired from our CEO, Mr. Dai Zheng on July 13, 2019 for nominal consideration. At present UTour Pte. Ltd. does not conduct any business but may be in a geographic position facilitate business in China in the future.

Our business and corporate address in the United States is 1621 Central Ave, Cheyenne, WY 82001 Our telephone number is +852-67966335 and our registered agent for service of process is Wyoming Registered Agent, 1621 Central Ave, Cheyenne, WY 82001. Our fiscal year end is December 31. Our Chinese business and corporate address is No 1 Gaobei South Coast, Yi An Men 111 Block 37, Chao Yang District, Beijing City, People Republic of China, Tel. +8610-85788631. The Chinese address is where our management is located.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of preparation of financial statements

The consolidated financial statements for WeTrade Group Inc. and its wholly owned subsidiary UTour Pte. Ltd. are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and include the accounts of WeTrade Group Inc. and its wholly owned subsidiary, UTour Pte. Ltd. Intercompany accounts and transactions have been eliminated in consolidation. UTour Pte. Ltd. is a consolidated entity that was acquired as a common control acquisition. Mr. Dai Zheng is the majority control owner, as well as director and CEO, of WeTrade Group Inc. and Mr. Dai Zheng is the majority owner and director of UTour Pte. Ltd.

Nature of Operations

WeTrade Group Inc. (the “Company” or or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. At this time, the Company has yet to commence operations. The Company was formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

Cash and Cash Equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Use of Estimate

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $221,511 as of September 30, 2019. All of the Company’s cash that is held in bank accounts in the Singapore is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the Singapore.

Income Tax

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC Topic 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The Company has a subsidiary in Singapore. The Company is subject to tax in Singapore jurisdictions. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Singapore.

Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019, there are no outstanding dilutive securities.

Fair Value

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. CASH AT BANK

As of September 30, 2019, the Company held cash in bank in the amount of $221,511.

NOTE 5. AMOUNT DUE TO DIRECTOR

As of September 30, 2019, the balance $144,500 represented an outstanding loan from the Company’s director, Dai Zheng, Li Zhuo and Che Kean Tat for professional fees. It is unsecured, interest-free with no fixed payment term, for loan purpose.

NOTE 6. ACCRUED EXPENSES

Accrued expenses includes audit fee, lawyer fee and transfer agent fee liabilities as of September 30, 2019

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

The company has an unlimited number of ordinary shares authorized, and has issued 100,074,000 shares with no par value as of September 30, 2019. The 100,000,0000 shares were issued as founders shares to thirty-three founders on March 28, 2019 and additional 74,000 shares were issued at $3 per share to thirteen new shareholders on September 3, 2019.

NOTE 8. OPERATING EXPENSES

The company has no employees other than the directors, who did not receive any remuneration. The Company incurred $255,010 in start-up fees, incorporation fees, legal fees and audit fees during the period ended September 30, 2019. The operating expenses of $145,010 were paid by Directors of the company and $110,000 is still accrued as of September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

Overview

WeTrade Group Inc. was incorporated in the State of Wyoming on March 28, 2019. WeTrade Group Inc. currently is developing a business plan to create an online membership-based e-commerce platform business in China that will provide a unique and aggregate information on hotels, flights, travelling packages and other travelling products that enable customers to make informed and cost-effective hotel, flight and other travelling packages bookings. In addition, the company intends to incorporate into its business plan advanced technologies including big data and artificial intelligence to optimize user experience and incentivize members to promote platform as well as share products with their social contacts.

WeTrade Group Inc. has one wholly owned subsidiary UTour Pte. Ltd. Utour Pte. Ltd was incorporated on March 23, 2018 in Singapore. UTour Pte. Ltd. was acquired from our CEO, Mr. Dai Zheng on July 13, 2019 for nominal consideration. At present UTour Pte. Ltd. does not conduct any business but may be in a geographic position facilitate business in China in the future.

We are a small early stage company. To date, the Company’s activities have been limited to the formation and the raising of equity capital. Our only assets since inception March 28, 2019 are our cash and cash equivalents at September 30, 2019, consisting of approximately $221,511 in cash.

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three months ended September 30, 2019 and for the period from inception (March 28, 2019) to September 30, 2019.

Results of Operations from inception through September 30, 2019

For the Period from March 28, 2019 (Inception) to September 30, 2019
Revenue:	$-

Operating Expenses:
General and Administrative	255,010
Operations Loss	(255,010)

Net Loss	(255,010)

Basic and Diluted Net Loss per share:	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	100,008,222

Revenue from Operations

From inception (March 28, 2019) through period ended September 30, 2019, total revenue was $0 as we have not commenced revenue generating operations since the incorporation on March 28, 2019.

General and Administrative Expenses

From inception (March 28, 2019) through period ended September 30, 2019, general and administrative expenses were $255,010 which consist of startup fees, incorporation fees, audit fee and lawyers review fees from the periodic filings with the SEC.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($255,010) from inception (March 28, 2019) to September 30, 2019.

Results of Operations for the Three month period Ended September 30, 2019.

2019
Revenue	$-
General and Administrative Expense	110,921
Loss from Operations	(110,921)
Net Loss	$(110,921)

Revenue from Operations

For the three month period ended September 30, 2019, total revenue was $0 as we have not commenced revenue generating operations.

General and Administrative Expenses

For the three month period ended September 30, 2019, general and administrative expenses were $110,921, the increase directly relates to the audit fees, lawyer fees and transfer agent fees for the Company.

Net Income (Loss)

As a result of the factors described above, there was a net loss of ($110,921) for the three month period ended September 30, 2019.

Liquidity and Capital Resources

From March 28, 2019 (inception) through September 30, 2019, we have relied on funds borrowed from our founders and raise additional capital to carry out our business plan.

We had cash on hand of $221,511 at September 30, 2019. Our primary needs for cash are to expand our business.

Operating activities

Our continuing operating activities used cash of ($509) for the period from March 28, 2019 (Inception) to September 30, 2019.

Investing Activities

We neither generated nor used funds in continuing investing activities for the period from March 28, 2019 (Inception) to September 30, 2019.

Financing activities

Cash provided in our financing activities was $222,020 for the period from March 28, 2019 (Inception) September 30, 2019, which is due to additional 74,000 shares issued to new 13 shareholders on September 3, 2019.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles of the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2017, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Principal Executive Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2019, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued additional 74,000 shares to 13 shareholders during the nine months ended September 30, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *
3.2	Articles of Amendment to Articles of Incorporation **
3.3	By-Laws *
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended September 30, 2019, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated: November 13, 2019	By:	/s/ Zheng, Dai
Zheng, Dai
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

