Form 10-K
period 2019-12-31
WeTrade Group Inc.
filed 2020-03-06
CIK 1784970

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

WETRADE GROUP INC
(Exact name of registrant as specified in its charter)

WYOMING
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No 1 Gaobei South Coast, Yi An Men 111 Block 37, Chao Yang District, Beijing City, People Republic of China
(Address of principal executive offices) (Zip code)

852-67966335
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $nil par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes
☐
No
☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes
☐
No
☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
☒
No
☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K. Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☒
No
☐

As of March 6, 2020, there were 101,740,666 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to identify suitable acquisition targets;

•	our ability to successfully execute acquisitions on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	unknown environmental liabilities associated with any companies we may acquire; and

•	significant competition in the markets where we may operate.

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

PART I
ITEM 1. BUSINESS

Organization

WeTrade Group Inc. was incorporated in the State of Wyoming on March 28, 2019.

WeTrade Group Inc. is in the business of providing an online membership-based e-commerce platform services in China that will provide a unique and aggregate information on hotels, flights, travelling packages and other travelling products that enable customers to make informed and cost-effective hotel, flight and other travelling packages bookings. In addition, the company intends to incorporate into its business plan advanced technologies including big data and artificial intelligence to optimize user experience and incentivize members to promote platform as well as share products with their social contacts.

Currently, the Company owns 100% of UTour Pte. Ltd, a Singapore business company incorporated on March 23, 2018. On December 12 2019, the Company acquired 100% of WeTrade Information Technology Limited, a Hong Kong holding company incorporate on September 4, 2019 from our CFO, Mr. Che Kean Tat at nominal consideration. WeTrade Information Technology Limited owns 100% of Yueshang Information Technology (Beijing) Limited, a China WOFE company incorporated on September 4, 2019. The purpose of the acquisition was to enable the company to conduct future operations in China.

The following diagram sets forth the structure of the Company as of the date of this Current Report:

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

Our Business

The Company’s overall mission is to become a sizeable social e-commerce social networking or micro-business platform in China. The company's philosophy and purpose is to provide a competitive online booking services and travelling package to customers and cost advantages to the users and members. Depending on the rapid expansion of the number of users and the integration of quality products and services in the supply chain with a large number of orders, the retail industry can achieve very high cost-effective products, which can form spontaneous word-of-mouth publicity among people. Only high-quality companies and products can be presented in the eyes of users. Let the user's identity is no longer just the purchaser, members are also merchants, disseminators, but also partners. Customers can gain profits by sharing products, inviting registration and other methods. In addition, the platform also provides members with high cost-effective products in terms of housing, travel and purchasing, so that customers can not only benefit, but also save money for their own use.

We are a social e-commerce platform, which is different from traditional e-commerce. We pay attention to the communication and connection between people. By binding the relationship between people, based on trust foundation, incentive mechanism and technology management, we enhance the integration of strong relationships between people. We stimulate the desire of consumption and create through social behavior such as recommendation and sharing. Desire for Consumption.

The consumer in China is facing higher cost of travelling products with limited channels and choices in the market. We are aiming to provide an intensive e-commerce platform with more choices and price advantages to the customers. The People’s Republic of China (PRC) is gradually catching up with rich economies and moving towards becoming a high-income economy. According to McKinsey & Co, by 2020 more than three-quarters of China’s urban consumers will earn RMB60,000 to RMB229,000 per year. That translate into nearly 400 million people who will be considered to fall into the middle-class category. Accordingly, the demand of travelling products and package is increasing over the years. Increasingly, China consumers are relying on online social media for getting information about new products and services. There are more than 300 million online users in PRC and still increasing over the years. Based on the above, our e-commerce platform services is “online booking platform” + “competitive travelling packages” will meet the needs of customers, especially to the middle-class income group and internet generation.

Competitive Business Conditions

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the lack of any substantive operations by the Company.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We have not registered the “WeTrade” mark used by our business as a trade name in Wyoming or any state or the United States Patent and Trademark Office.

Effect of Existing or Probable Governmental Regulations on the Business

Exchange Act Reporting Requirements

We are subject to the reporting requirements of Section 13 of the Exchange Act, and the disclosure requirements of Regulation S-K. However, as a “smaller reporting company,” we are permitted to omit certain disclosures or provide less disclosure regarding certain information required to be disclosed under Regulation S-K as compared to companies that are not a “smaller reporting company.”

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be significantly higher than they would be if we were a privately-held company.

Sarbanes-Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (this is not applicable to “non-accelerated filers” and “smaller reporting companies”); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.

Foreign Corrupt Practices Act

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

State and Local Regulations

There’s no state or local regulations that require us to obtain a special business license for our business, however the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker’s Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.

Research and Development During Our Last Two Fiscal Years

Not applicable.

Cost and Effects of Compliance with Environmental Laws

We currently engage in the business of online booking services and travelling package, we are not subject to environmental laws in any material manner.

Number of Total Employees and Number of Full Time Employees

The company has no employees other than the directors that are served as CEO, COO and CFO, who did not receive any remuneration.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our business address is No 1 Gaobei South Coast, Yi An Men 111 Block 37, Chao Yang District, Beijing City, People Republic of China. The rent of PRC Office was paid by Mr. Dai Zheng and no lease agreement was signed by our Company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of the close of business on December 31, 2019, there were approximately 46 holders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock during our two most recent fiscal years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of the Board. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of Directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2019, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

As of December 31, 2019, the Company total outstanding shares is 100,074,000 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2019.

ITEM 6. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this annual report
.

Overview

WeTrade Group Inc. is in the business of providing an online membership-based e-commerce platform services in China that will provide a unique and aggregate information on hotels, flights, travelling packages and other travelling products that enable customers to make informed and cost-effective hotel, flight and other travelling packages bookings. In addition, the company intends to incorporate into advanced technologies including big data and artificial intelligence to optimize user experience and incentivize members to promote platform as well as share products with their social contacts.

Result of Operations

The following table provides a comparison of a summary if our results for the fiscal years ended December 31, 2019 since inception of March 28, 2019.

For the Period from March 28, 2019 (Inception) to December 31, 2019
Revenue:	$-

Operating Expenses:
General and Administrative	417,407
Operations Loss	(417,407)

Net Loss	(417,407)

Basic and Diluted Net Loss per share:	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	100,024,667

Revenue from Operations
From inception (March 28, 2019) through period ended December 31, 2019, total revenue was $0 as we have not commenced revenue generating operations since the incorporation on March 28, 2019.

General and Administrative Expenses
From inception (March 28, 2019) through period ended December 31, 2019, general and administrative expenses were $417,407 which consist of expense of software, startup fees, incorporation fees, audit fee and lawyers review fees from the periodic filings with the SEC.

Net Income (Loss)
As a result of the factors described above, there was a net loss of ($417,407) from inception (March 28, 2019) to December 31, 2019.

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2019, it should be read in conjunction with the financial statements, and notes thereto.

Year ended December 31	2019
Cash and cash equivalents	$6,591,128
Total assets	$6,591,128
Accounts payable and accrued expenses	$32,000
Related party payable	$254,515
Related party loan	$1,500,000
Total current liabilities	$1,786,515
Total liabilities	$1,786,515
Accumulated deficit	$(417,407)
Total stockholders’ deficit	$4,804,613

As of December 31, 2019, we had assets of $6,591,128, which consisted of $6,591,128 in cash; we had liabilities of $1,786,515, which consisted of $32,000 in accounts payable, $254,515 in related party payables and $1,500,000 in related party loan; we had an accumulated deficit of $417,407.

Results of Operations

The following chart provides a summary of our results of operations for the period from inception (March 28, 2019) through period ended December 31, 2019 and should be read in conjunction with the financial statements and notes thereto.

For the period from inception (March 28, 2019) to period ended December 31, 2019	2019
Total operating expenses	417,407
Loss from operations	(417,407)
Income tax	-
Net loss	$(417,407)
Basic net loss per share	$(0.00)

From inception (March 28, 2019) through period ended December 31, 2019, we had no revenues and no operations and net loss were $417,407, which consist of software, startup fees, incorporation fees, audit fee and lawyers review fees from the periodic filings with the SEC.

Operating activities
Our continuing operating activities used cash of $130,892 for the fiscal years ended December 31, 2019, which were mainly due to amount due to Director and related parties during the year.

Financing activities
Cash provided in our financing activities was $6,722,020 for the period from March 28, 2019 (Inception) December 31, 2019, which is mainly due to additional 74,000 shares issued to new 13 shareholders in September 2019 and 1,666,666 shares to be issued to new 2 shareholders in December 2019.

Inflation

Inflation does not materially affect our business or the results of our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements as of and from March 28, 2019 (inception) to December 31, 2019 are set forth on pages F-1 to F-12 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the Board regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in
Internal Control - Integrated Framework - Guidance for Smaller Public Companies
(the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2019, we did not maintain effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name	Age	Position
Dai Zheng	44	Chairman of the Board and Chief Executive Officer
Li Zhuo	30	Executive Director and COO
Che Kean Tat	36	Executive Director and Chief Financial Officer

Background of Directors and Executive Officers

Mr. Zheng, Dai
, age 44, has over 20 years of experience in the e-commerce and information technology industry. Mr. Dai is a graduate of Fuzhou Finance University in PRC and majored in Finance and Economics in 1998. Mr. Dai began his career in internet and information technology industry in 1998. From 2000 to 2004, he served as Chief Technology Officer (“CTO”) for China Interaction Media Group, responsible for the company's technology strategy and implementation. From 2006 to 2012, he was a co-founder and Vice President of Qunar Cayman Islands Limited (stock code: QUNR)listed in NASDAQ, mainly responsible for IT governance of platform & services, including telecommunications, networks, infrastructure, engineering, media, and architecture. From 2014 to to 2019, he was founder and CEO of Juesheng Education Technology Group Co.,Ltd an online education service company. From 2019 to present, he is founder and chairman of Global Joytrip Limited, an online service platform company that provide comprehensive information of Leisure and traveling. Mr. Dai’s prime duty for the Company will be to leverage his existing industry connections to assist in the implementation of the business plan related to the online traveling services platform. Mr. Dai controls almost 88% of the issued shares through his 100% controlled affiliate AiShangYou Limited.

Mr. Zhuo, Li
, age 30, is a graduate from Beijing Commercial University in PRC and majored in Economics in 2011. He has over 10 years of experience in investment and financing industry. From 2011 to present, He is the founder and Chairman of Lixingde Capital Group, an asset management company that responsible for the corporate fund raising, financial advisory and wealth management. In his current role, Mr. Li is tasked with seeking potential investors and funding for the company future’s acquisition and development.

Mr. Kean Tat, Che
, age 36, is a graduate from University of Adelaide in Australia and majored in Accounting and Finance in 2005. He is a member of CPA Australia and has over 15 years of experience in accounting, auditing, corporate finance and IPO advisory. In 2006, he started his career as auditor with Ernst & Young LLP and left the firm in 2009. From 2009 to 2012, he worked as Corporate Finance Manager with ICH Group, which involved in several IPO in Singapore and Hong Kong. In 2013, he served as Vice President in Auscar Wealth Management Sdn Bhd, responsible for the corporate finance, fund raising, merger and acquisition. From 2019 to present, he is working as Group CFO in Nova Group Hodings (stock code:1360) listed on HK stock exchange, responsible for the group financial affairs, corporate financial activities, merger & acquisition and corporate restructurings. In his current role, Mr Che is tasked with the corporate affairs and potential merge and acquisition.

Corporate Governance

Nominating Committee

We have neither a nominating committee for persons to be proposed as directors for election to the Board nor a formal method or procedures for shareholders to recommend nominees to the Board, because we have limited operations and have only three directors. We also do not have any restrictions on shareholder nominations under our articles of incorporation or by-laws. Our directors are able to effectively manage the issues typically considered by a nominating committee. If we do establish a nominating committee or adopt procedures by which shareholders may recommend nominees to the Board, we will disclose this change to our procedures in recommending nominees to the Board.

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only three directors.

We do not have an “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2019, although we may choose to adopt a plan for equity awards in the future.

Director Compensation

We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our directors and officers for their services in that capacity during the fiscal year ended December 31, 2019, although we may choose to adopt a policy in the future.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised since the date of our inception by the executive officers named in the Summary Compensation table above.

Long-Term Incentive Plan (“LTIP”) Awards Table

There were no awards made to any named executive officers in the last completed fiscal year under any LTIP.

Employment Agreements

The Company has entered into employment agreements with officers and other key employees.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct, and securities laws are adequate ethical guidelines. In the event that our operations, employees, and directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

None of Directors hold any directorship in other companies subject to the Exchange Act reporting requirements.

Involvement in Certain Legal Proceedings

We have no pending legal proceedings and are not currently involved in any legal matters to disclose in Regulation S-K, Item 401(f).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of the date of this Report, and by the officers and directors, individually and as a group. Unless otherwise indicated, the address for the beneficial owners listed below is No 1 Gaobei South Coast, Yi An Men 111 Block 37, Chao Yang District, PRC.

Name and Address of Beneficial Owner(1)	Title of Class	Amount(2)	Percent of Class(3)

Directors and named Executive Officers
Zheng, Dai	Common Stock	87,669,663	86.17%

Zhuo, Li	Common Stock	6,000,000	5.89%

Kean Tat, Che	Common Stock	6,000,000	5.89%

All Directors and executive officers as a group (three persons)	Common Stock	996,696,663	97.96%

5% Security Holders
N/A
_________
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Based on 100,074,000 shares of Common Stock issued and outstanding as of the Closing.

(3)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a stockholder has sole or shared voting power or investment power, and also any shares which the stockholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the last two fiscal years in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees TAAD	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2019	$37,000	$0	$0	$245,000	$282,000

Audit Fees
: The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees
: The aggregate fees billed for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the previous item, Audit Fees.

Tax Fees
: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees
: The aggregate fees billed for legal fee and services provided by the lawyers and other parties other than those disclosed above.

Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only two directors who are also our executive officers. However, the engagement of TAAD LLP as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2019 was pre-approved by our directors in order to assure that the services performed by TAAD LLP do not impair their independence from us. We paid TAAD LLP for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2019

•	Statements of Operations for the period from inception to December 31, 2019

•	Statements of Stockholders’ Equity for the period from inception to December 31, 2019

•	Statements of Cash Flows for the period inception to December 31, 2019

•	Notes to the Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101*
Financial statements of WeTrade Group Inc for the period from inception to December 31, 2019 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements

_______________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated: March 6, 2020	By:	/s/ Zheng Dai
Zheng, Dai Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 6, 2020	By:	/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL
STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and board of directors of
WeTrade Group Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheet of WeTrade Group Inc. (the “Company”) as of December 31, 2019, and the related statement of operations, stockholders’ deficit, and cash flows for the period from March 28, 2019 (inception) to December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP
We have served as the Company’s auditor since 2019.
Diamond Bar, California
March 6, 2020

WETRADE GROUP INC
CONSOLIDATED BALANCE SHEETS
As of December 31

2019

ASSETS
Current Assets:
Cash	$6,591,128

Total Current Assets	6,591,128

Total Assets:	6,591,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	32,000
Amount due to related parties	1,754,515
-
Total Current Liabilities	1,786,515
Total Liabilities	1,786,515

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 100,074,000 issued and outstanding at December 31, 2019	-
Additional Paid in Capital	220,020
Share to be issued	5,000,000
Accumulated Deficit	(417,407)
Total Stockholders’ Equity	4,804,613

Total Liabilities and Stockholders’ Equity	$6,591,128

The accompanying notes are an integral part of these financial statements.

F-3

WETRADE GROUP INC
Consolidated Statements of Operations
Year Ended December 31,

2019

Revenue	$-

Operating expenses	417,407

Loss on operations before income taxes	(417,407)

Income tax expense	-

Net Loss	(417,407)

Net loss per share - basic and diluted	$(0.00)

Weighted average shares - basic and diluted	100,024,667

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC
Statements of Changes in Stockholders’ Equity
Year Ended December 2019

	Common Stock		Additional Paid in	Share to be	Retained Earnings (Accumulated	Total Shareholder
	Shares	Amount	Capital	issued	Deficit)	(Deficit)
Balance as of March 28, 2019 (Inception)	100,000,000	$-	$-	$	$-	$-
Stock issued in September, 2019	74,000	-	222,020	-	-	222,020
Stock to be issued		-	-	5,000,000	-	5,000,000
Net Loss for the period	-	-	-	-	$(417,407)	$(417,407)
Balance as of December 31, 2019	100,074,000	$-	$222,020	5,000,000	$(417,407)	$4,804,613

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC
STATEMENTS OF CASH FLOWS
Year Ended December 31, 2019

From the period March 28, 2019 (Inception) to December 31, 2019
Cash Flows from Operating Activities:
Net Loss	$(417,407)
Changes in Operating Assets and Liabilities:
Amount due to related parties	254,515
Accrued expense	32,000
Net Cash Flows used in operating activities:	(130,892)

Cash flow from financing activities:
Share issued for cash	222,020
Share to be issued	5,000,000
Related party loan	1,500,000
Net cash provided by financing activities:	6,722,020

Change in Cash and Cash Equivalents:	6,591,128

Cash and Cash Equivalents, Beginning of Period	-

Cash and Cash Equivalents, End of Period	$6,591,128

Supplemental Cash Flow Information:
Cash paid for interest	$-
Cash paid for taxes	-

The accompanying notes are an integral part of these financial statements.

WeTrade Group Inc
Notes to Financial Statements
December 31, 2019

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group Inc. was incorporated in the State of Wyoming on March 28, 2019. WeTrade Group Inc. is in the business of providing an online membership-based e-commerce platform services in China that will provide a unique and aggregate information on hotels, flights, travelling packages and other travelling products that enable customers to make informed and cost-effective hotel, flight and other travelling packages bookings. In addition, the company intends to incorporate into its business plan advanced technologies including big data and artificial intelligence to optimize user experience and incentivize members to promote platform as well as share products with their social contacts. The Company e-commerce platform is currently in operation and its website is www.wetradegroup.net.

Currently, the Company owns 100% of UTour Pte. Ltd, a Singapore business company incorporated on March 23, 2018. On December 12 ,2019, the Company acquired 100% of WeTrade Information Technology Limited, a Hong Kong holding company incorporate on September 4, 2019 from our CFO, Mr. Che Kean Tat at nominal consideration. WeTrade Information Technology Limited owns 100% of Yueshang Information Technology (Beijing) Limited, a China WOFE company incorporated on September 4, 2019. The purpose of the acquisition was to enable the company to conduct future operations in China.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

As of December 31, 2019, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates.

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

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Singapore and PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in the PRC, or Singapore.

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to December 31, 2019.

	As of December 31, 2019	Average of Year Ended December 31, 2019
RMB: US$ exchange rate	6.96	7.01
SGD: US$ exchange rate	1.35	1.35

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

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

The Company has a subsidiary in Singapore and PRC. The Company is subject to tax in Singapore and PRC jurisdictions. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Singapore and Tax Department of PRC.

Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 100,074,000 shares issued and outstanding as of December 31, 2019.

Earnings (loss) per share

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2019, there were potentially dilutive shares.

2019
Statement of Operations Summary Information:
Net loss	$(417,407)
Weighted-average common shares outstanding - basic and diluted	100,024,667
Net loss per share, basic and diluted	$0.00

NOTE 3 – CASH

Cash consist of the following:

As of December 31, 2019

Bank Deposits-China	$5,000,014
Bank Deposits-Singapore	1,591,114
$6,591,128

NOTE 4 – ACCRUED EXPENSES AND OTHER PAYABLES

Accrued expenses and other payables consist of the following:

As of December 31, 2019

Accrued audit fee	12,000
Accrued lawyer fee	20,000
$32,000

Accrued expenses includes audit and lawyers’ fees liabilities as of December 31, 2019.

NOTE 5 – AMOUNT DUE TO RELATED PARTIES

As of December 31, 2019, amount due to related parties consist of the following:

As of December 31, 2019

Related parties payable	254,515
Related party loan	1,500,000
$1,754,515

The related party balance of $1,754,515 represented an outstanding loan of $1,500,000 from the related company owned by Company’s director for the future business operation, and professional expenses paid on behalf by Director of $254,515 and which consist of $224,515 advance from Dai Zheng, $20,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term, for loan purpose.

NOTE 6 – EQUITY

The company has an unlimited number of ordinary shares authorized, and has issued 100,074,000 shares with no par value as of December 31, 2019. The 100,000,0000 shares were issued as founders shares to thirty-three founders on March 28, 2019 and additional 74,000 shares were issued at $3 per share to thirteen new shareholders on September 3, 2019.

There are 1,666,666 shares to be issued at $3 per share to 2 new shareholder in February 2020.

NOTE 7. OPERATING EXPENSES

The company has no employees other than the directors, who did not receive any remuneration. The Company incurred $417,407 in start-up fees, incorporation fees, legal fees and audit fees from inception period (March 28, 2019) to December 31, 2019. The operating expenses of $254,515 were paid by Directors of the company and $32,000 is still accrued as of December 31, 2019.

NOTE 8 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

UTour Pte Ltd was incorporated in Singapore and is subject to Singapore profits tax at a tax rate of 17%. Since UTour Pte Ltd had no taxable income during the reporting period, it has not paid Singapore profits taxes. UTour has not recognized an income tax benefit for its operating losses in Singapore because the Company does not expect to commence active operations in Singapore.

WeTrade Information Technology Limited (“WITL”) was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. Since WITL had no taxable income during the reporting period, it has not paid Hong Kong profits taxes. WITL has not recognized an income tax benefit for its operating losses in Hong Kong because the Company does not expect to commence active operations in Hong Kong.

The Company plans to conduct its major operations in the PRC through Yueshang Information Technology (Beijing) Co., Ltd., and in accordance with the relevant tax laws and regulations. The corporate income tax rate in China is 25%. The Company has not paid PRC profits taxes, since it had no taxable income during the reporting period.

The Company is incorporated in United States, and is subject to corporate income tax rate of 21%. As of December 31, 2019, the Company has net operating losses from operations. The carry forwards expire through the year 2039. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The deferred tax asset as of December 31, 2019 consisted of the following:

2019
Net operating loss carryforwards	$87,700
Less valuation allowance	(87,700)
-

NOTE 9– SUBSEQUENT EVENTS

The Company issued additional 1,666,666 shares of common stock at the price of $3 per share to 2 new shareholders in February 2020. As of March 6, 2020, there were 101,740,666 shares of common stock outstanding.

The Company have settled related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively. As of March 6, 2020, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

