Form 10-Q
period 2020-03-31
WeTrade Group Inc.
filed 2020-06-30
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2020, there were 101,740,666 shares of common stock outstanding.

Table of Content

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

Table of Content

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,192,095	6,591,128

Non current Assets:
Intangible asset	56,191	-
Prepaid Expenses	13,531	-
Total Assets:	5,261,817	6,591,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	20,210	32,000
Amount due to related parties	416,515	1,754,515

Total Current Liabilities	436,725	1,786,515
Total Liabilities	436,725	1,786,515

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 101,740,666 issued and outstanding at March 31, 2020; 100,074,000 issued and outstanding at December 31, 2019	-	-
Additional Paid in Capital	5,222,020	222,020
Share to be issued	78,000	5,000,000
Accumulated other comprehensive loss	(57,060)	-
Accumulated Deficit	(417,868)	(417,407)
Total Stockholders’ Equity	4,825,092	4,804,613

Total Liabilities and Stockholders’ Equity	$5,261,817	6,591,128

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

WETRADE GROUP INC

STATEMENTS OF OPERATIONS

	For the Period March 31, 2020	From the period March 28, 2019 (Inception) to March 31, 2019
	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	$21,070	-

Total net revenues	21,070	-

Operating Expenses:
General and Administrative	25,070	4,000
Operations Loss	(4,000)	(4,000)
Other revenue	3,539
Net Loss	(461)	(4,000)

Other Comprehensive Loss
Foreign currency translation adjustment	(57,060)	-
Total comprehensive Loss	(56,599)	(4,000)

Basic and Diluted Net Loss per share:	(0.00)	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	100,629,555	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

	From the period March 31, 2020	For the Period March 28, 2019 (Inception) to March 31, 2019
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(461)	(4,000)
	(461)	(4,000)
Changes in Operating Assets and Liabilities:
Amount due to related parties	(1,338,000)	4,000
Accrued expense	(11,790)	-
Intangible assets	(56,191)	-
Prepaid expenses	(13,531)	-
Net Cash Flows Used in Operating Activities:	(1,419,973)	-

Cash flow from financing activities:		-
Share issued for cash	78,000
Net cash provided by financing activities:	78,000	-
Effect of exchange rate changes on cash	(57,060)	-
Change in Cash and Cash Equivalents:	(1,399,033)	-

Cash and Cash Equivalents, Beginning of Period	6,591,128	-

Cash and Cash Equivalents, End of Period	$5,192,095	-

Supplemental Cash Flow Information:
Cash paid for interest	$-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

WETRADE GROUP INC AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended March 31, 2020 and 2019

	Common Stock		Additional Paid in	Share to	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	be issued	Deficit)	loss	(Deficit)
Balance as of December 31, 2019	100,074,000	$-	$222,020	$5,000,000	$(417,407)	$-	$4,804,613
Stock issued during the period	1,666,666	-	5,000,000	(5,000,000)	-	-	-
Share to be issued	-	-	-	78,000	-	-	78,000
Foreign currency translation adjustment	-	-	-	-	-	(57,060)	(57,060)
Net loss for the period	-	-	-	-	$(461)	-	$(461)
Balance as of March 31, 2020 (unaudited)	101,740,666	$-	$5,222,020	$78,000	$(417,868)	(57,060)	$4,825,092

	Common Stock		Additional Paid in	Share to	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	be issued	Deficit)	loss	(Deficit)
Balance as of March 28, 2019 (inception)	100,000,000	$-	$-	$-	$-	-	$ -
Stock issued during the period	-	-		-	-		-
Share to be issued	-	-	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	$(4,000)	-	$(4,000)
Balance as of March 31, 2019 (unaudited)	100,000,000	$-	$-	$-	$(4,000)		$(4,000)

The accompanying notes are an integral part of these unaudited financial statements.

Table of Content

Wetrade Group Inc

Notes to Financial Statements

For the Three Months Ended March 31, 2020

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group Inc. was incorporated in the State of Wyoming on March 28, 2019.

WeTrade Group Inc. is in the business of providing technical services and solutions via its membership-based social e-commerce platform and the Group is target to provided technical and auto-billing management services for 100 million micro-business online stores in China.

In January 2020, WeTrade have appointed 3rd party software company to develop an auto-billing management system (“Wepay System”) at the cost of RMB 400,000 in order to provide online payment services for its online store customers in PRC.

The main functions of Wepay System is an online payment services, CPS profit management services, multi-channels App and data analysis, which is developed to provide payment and auto-billing services for online store customers from retail, tourism industry, hospitality and beauty industry.

WeTrade Group INC had successful conducted its business operations in mainland China and trial operation in Hong Kong, Philippines and Singapore. WeTrade has also formed the long-term technical cooperation with Yuetao App, Daren App, Yuebei App, Jingdong App, Yuedian App and Lvyue App.

On March 1, 2020 WeTrade Group Inc.’s wholly owned subsidiary, known as Yue Shang Information Technology (Beijing) Co Limited, has entered into a Technical Entrust (Agency) Agreement with a related company owned by Company’s director, known as Global Joy Trip Technology (Beijing) Co Limited.

Table of Content

According to the Agreement, the Group will provide auto-billing management services and technical support to Global Joy Trip Technology (Beijing) Co Limited (“Global Joy”) in its e-commerce platform, including, but not limited to: system background construction, foreground APP, basic application training, etc.

Accordingly, the Group shall receive 2% of the total Gross Merchandise Volume (“GMV”) generated in Global Joy e-commerce platform as service fee.

The Board believes that the Technical Entrust Agreement will provide the Group with the opportunity to leverage on its extensive experience in China social e-commerce business. The Board also believes that it could expand the Group’s business scope, broaden income sources and enhance its financial performance, as well as in the interests of the Company and its shareholders.

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

The condensed consolidated financial statements of the Company as of and for the three ended March 31, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2020, the results of its operations for the three months ended March 31, 2020 and 2019, and its cash flows for the three months ended March 31, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2019.

As of March 31, 2020, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%

Table of Content

Nature of Operations

WeTrade Group Inc. (the “Company” or or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of March 31, 2020, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services

COVID-19 outbreak

In March 2020 the World Health Organization declared coronavirus COVID-19 a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, workforces, customers, and created significant volatility and disruption of financial markets. It has also disrupted the normal operations of many businesses, including ours. This outbreak could decrease spending, adversely affect demand for our services and harm our business and results of operations. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time.

Revenue recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Cash and Cash Equivalents

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

Table of Content

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $5,192,095 as of March 31, 2020.

Intangible Asset

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years.

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

Loss Per Share

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

Table of Content

As of March 31, 2020, there were potentially dilutive shares.

	For the period March 31, 2020	For the period March 31, 2019
Statement of Operations Summary Information:
Net Loss	$461	4,000
Weighted-average common shares outstanding - basic and diluted	100,629,555	100,000,000
Net loss per share, basic and diluted	$0.00	0.00

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

NOTE 4 – REVENUE

The main functions of Wepay System is an online payment services, CPS profit management services, multi-channels App and data analysis, which is developed to provide payment and auto-billing services for online store customers from retail, tourism industry, hospitality and beauty industry.

We earn revenue primarily by completing payment transactions for customers through our “Wepay System” and from other value added services. Our revenues are classified into two categories: transaction revenues based on Gross Merchandise volume (“GMV”) of online stores and revenues from other value added services or online technical services from store customers.

As per the agreement with related company, known as Global Joy Trip Technology (Beijing) Co Limited, which will shall be 0.5% of the actual Gross Merchandise Volume (“GMV”) during trial period and subsequently 2% of GMV pay to the Company as the system service fee.

Table of Content

NOTE 5. CASH AT BANK

As of March 31, 2020, the Company held cash in bank in the amount of $5,192,095, which consist of the following:

	March 31, 2020	December 31, 2019
Bank Deposits-China	$4,943,930	5,000,014
Bank Deposits-Singapore	248,165	1,591,114
	5,192,095	6,591,128

NOTE 6. INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

	March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(952)	$56,191	5
Intangible assets, net	$57,143	$(952)	$56,919

Amortization expense for intangible assets was $952 for the three months ended March 31, 2020.

Expected future intangible asset amortization as of March 31, 2020 was as follows:

Fiscal years:
Remaining 2020	$56,191
2021	44,767
2022	33,343
2023	21,919
Thereafter	10,497

Table of Content

NOTE 7. AMOUNT DUE TO DIRECTOR

As of March 31, 2020, amount due to related parties consist of the following:

	As of March 31, 2020	As of December 31, 2019

Related parties payable	276,515	254,515
Related party loan	140,000	1,500,000
	$416,515	1,754,515

The related party balance of $416,515 represented an outstanding loan of $140,000 from the related company owned by Company’s director for daily business operation in Singapore, and professional expenses paid on behalf by Director of $276,515 and which consist of $224,515 advance from Dai Zheng, $42,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

The Company have settled related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively due to cost cutting in business operation in Singapore as a result of change in business plan. As of March 31, 2020, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 8. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company issued 1,660,680 shares of common stock in February 2020 at price of $3 per share.

The Company has an unlimited number of ordinary shares authorized, and has issued 101,740,666 shares with no par value as of March 31, 2020.

There are 26,000 shares to be issued at $3 per share to 2 new shareholder in July 2020.

Table of Content

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

Overview

WeTrade Group Inc. is in the business of providing technical services and solutions via its membership-based social e-commerce platform and the Group is target to provided technical and auto-billing management services for 100 million micro-business online stores in China.

In January 2020, WeTrade have appointed 3rd party software company to develop an auto-billing management system (“Wepay System”) at the cost of RMB 400,000 in order to provide online payment services for its online store customers in PRC.

The main functions of Wepay System is an online payment services, CPS profit management services, multi-channels App and data analysis, which is developed to provide payment and auto-billing services for online store customers from retail, tourism industry, hospitality and beauty industry.

On March 1, 2020 WeTrade Group Inc.’s wholly owned subsidiary, known as Yue Shang Information Technology (Beijing) Co Limited, has entered into a Technical Entrust (Agency) Agreement with a related company owned by Company’s director, known as Global Joy Trip Technology (Beijing) Co Limited.

According to the Agreement, the Group will provide auto-billing management services and technical support to Global Joy Trip Technology (Beijing) Co Limited (“Global Joy”) in its e-commerce platform, including, but not limited to: system background construction, foreground APP, basic application training, etc. Accordingly, the Group shall receive 2% of the total Gross Merchandise Volume (“GMV”) generated in Global Joy e-commerce platform as service fee.

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three month period ended March 31, 2020 and 2019.

Results of Operations for the Three month period Ended March 31, 2020 and 2019

	For the Period March 31, 2020	From the period March 28, 2019 (Inception) to March 31, 2019
Revenue:	$21,070	-

Operating Expenses:
General and Administrative	(25,070)	(4,000)
Operations Loss	(4,000)	(4,000)
Other revenue	3,539	-
Net Loss	(461)	(4,000)

Basic and Diluted Net Loss per share:	(0.00)	(0.00)

Table of Content

Revenue from Operations

For the three-month period ended March 31, 2020, total revenue was $21,070 from related company, which are mainly from the service revenue generated from auto-billing management system from related company.

General and Administrative Expenses

For the three month period ended March 31, 2020, general and administrative expenses were $25,070 , the increase is mainly due to maintenance fee of software development, audit fee and lawyers review fees from the periodic filings with the SEC.

Net Income (Loss)

As a result of the factors described above, there was a net loss of $461 for the three month period ended March 31, 2020, the decrease in loss is mainly due to revenue generated from auto-billing management system from related party.

Results of Operations for the Three month period Ended March 31, 2020.

	2020	2019
Revenue	$21,070	-
General and Administrative Expense	(25,070)	(4,000)
Loss from Operations	(4,000)	(4,000)
Other revenue	3,539	-
Net Loss	$(461)	(4,000)

Liquidity and Capital Resources

As of March 31, 2020, We had cash on hand of $5,192,095. The decrease is mainly due to the repayment of related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively as compare to the bank balance of $6,591,128 in December 31, 2019.

Operating activities

Our continuing operating activities used cash of ($1,419,973) during the period, which was mainly due to loan repayment of approximately $1.3 million to related parties as compare to $4,000 in 2019.

Financing activities

Cash provided in our financing activities was increased to $78,000 for the three month period ended March 31, 2020 as compared to $nil in 2019, which is due to additional 26,000 shares to be issued to new 2 shareholders in July 2020.

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

Table of Content

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

With respect to the period ending March 31, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2020, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

Table of Content

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2020, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued additional 1,666,666 shares to 2 shareholders during the three months ended March 31, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

Table of Content

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended March 31, 2020, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated June 30, 2020	By:	/s/ Zheng, Dai
Zheng, Dai
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

