Form 10-Q
period 2020-06-30
WeTrade Group Inc.
filed 2020-08-14
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

As of August 14, 2020, there were 101,766,666 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,550,026	6,591,128
Receivables, related party	444,473	-
Other receivables	20,688	-
Prepayments	44,772	-

Non current Assets:
Intangible asset, net	54,679	-
Prepaid expense	11,650	-
Total Assets:	6,126,288	6,591,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	174,628	32,000
Other payables	5,731	-
Share to be issued	141,202	-
Amount due to related parties	416,500	1,754,515

Total Current Liabilities	738,061	1,786,515
Total Liabilities	738,061	1,786,515

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 101,740,666 issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Additional Paid in Capital	5,222,020	222,020
Share to be issued	78,000	5,000,000
Accumulated other comprehensive loss	(60,619)	-
Retained Earning/ (Accumulated Deficit)	148,826	(417,407)
Total Stockholders’ Equity	5,388,227	4,804,613

Total Liabilities and Stockholders’ Equity	$6,126,288	6,591,128

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF OPERATIONS

	Three Months ended June 30		Six Months ended June 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	855,293	-	$876,363	-

Total net revenues	855,293	-	876,363	-

Operating Costs and expenses:

General and Administrative	272,608	144,089	297,698	144,089
Operations Profit/ (Loss)	582,685	(144,089)	578,665	(144,089)
Other revenue/ (loss)	121	-	121
Net Profit/ (Loss) before Income Tax	582,806	(144,089)	578,786	(144,089)
Income tax expense	12,553	-	12,553	-
Net loss (income) attributable to noncontrolling interest	570,253	(144,089)	566,233	(144,089)
Other Comprehensive Loss
Foreign currency translation adjustment	(3,559)	-	(57,060)	-
Total comprehensive Loss	566,694	(144,089)	509,173	(144,089)

Basic and Diluted Net Loss per share:	0.00	(0.00)	0.00	(0.00)

Weighted average number of shares outstanding; Basic and Diluted	100,907,333	100,000,000	100,629,555	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

	For the Period June 30, 2020	From the period March 28, 2019 (Inception) to June 30, 2019
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Profit/ (Loss)	$566,233	(144,089)

	566,233	(144,089)
Changes in Operating Assets and Liabilities:
Trade Receivables, related party	(444,473)
Other receivables	(20,688)
Prepaid expenses	(56,422)
Amount due to related parties	(1,338,014)	124,500
Intangible assets	(54,679)	-
Accrued expenses	142,628	20,000
Other payables	5,731	-
Net Cash Flows Used in Operating Activities:	(1,199,684)	411

Cash flow from financing activities:		-
Share to be issued for cash	219,202
Net cash provided by financing activities:	219,202	-
Effect of exchange rate changes on cash	(60,620)	-
Change in Cash and Cash Equivalents:	(1,041,102)	-

Cash and Cash Equivalents, Beginning of Period	6,591,128	-

Cash and Cash Equivalents, End of Period	$5,550,026	411

Supplemental Cash Flow Information:
Cash paid for interest	$-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended June 30, 2020 and 2019

Three months ended June 30, 2020 (Unaudited)

	Common Stock		Additional Paid in	Share to	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	be issued	Deficit)	loss	(Deficit)
Balance as of March 31, 2020	101,740,666	$-	$5,222,020	$78,000	$(417,868)	$(57,060)	$4,825,092
Stock issued during the period	-		-	-	-	-	-
Share to be issued	-					-	-
Foreign currency translation adjustment			-	-		(3,559)	(3,559)
Net income for the period				-	566,694	-	566,694
Balance as of June 30, 2020	101,740,666	$-	$5,222,020	$78,000	$148,826	(60,619)	$5,388,227

Six months ended June 30, 2020 (Unaudited)

	Common Stock		Additional Paid in	Share to	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	be issued	Deficit)	loss	(Deficit)
Balance as of December 31, 2019	100,074,000	$-	$222,020	$5,000,000	$(417,407)	$-	$4,804,613
Stock issued during the period	1,666,666	-	5,000,000	(5,000,000)	-	-	-
Share to be issued	-	-	-	78,000	-	-	78,000
Foreign currency translation adjustment	-	-	-	-	-	(60,619)	(60,619)
Net profit for the period	-	-	-	-	$566,233	-	$566,233
Balance as of June 30, 2020	101,740,666	$-	$5,222,020	$78,000	$148,826	(60,619)	$5,388,227

Three months ended June 30, 2019 (Unaudited)

	Common Stock		Additional Paid in	Share to	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	be issued	Deficit)	loss	(Deficit)
Balance as of March 28, 2019 (inception)	100,000,000	$-	$-	$-	$-	-	$-
Stock issued during the period	-	-		-	-		-
Share to be issued	-	-	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	$(144,089)	-	$(144,089)
Balance as of June 30, 2019	100,000,000	$-	$-	$-	$(144,089)		$(144,089)

Six months ended June 30, 2019 (Unaudited)

	Common Stock		Additional Paid in	Share to	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	be issued	Deficit)	loss	(Deficit)
Balance as of March 28, 2019 (inception)	100,000,000	$-	$-	$-	$-	-	$-
Stock issued during the period	-	-		-	-		-
Share to be issued	-	-	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	$(144,089)	-	$(144,089)
Balance as of June 30, 2019	100,000,000	$-	$-	$-	$(144,089)		$(144,089)

The accompanying notes are an integral part of these financial statements.

Wetrade Group Inc

Notes to Financial Statements

For the Six Months Ended June 30, 2020

(Unaudited)

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group Inc. was incorporated in the State of Wyoming on March 28, 2019.

WeTrade Group Inc. is in the business of providing technical services and solutions via its membership-based social e-commerce platform and the Group is target to provided technical and auto-billing management services for 100 million micro-business users in China.

In January 2020, WeTrade have appointed 3rd party software company to develop an auto-billing management system (“Wepay System”) at the cost of RMB 400,000 in order to provide online payment services for its online store customers in PRC.

The main functions of Wepay System are user marketing relationship implementation, CPS commission profit management, multi-channel app data statistics and etc. Business applications cover the retail industry, tourism industry, hospitality and beauty industry.

WeTrade Group INC has conducted its business operations in mainland China and trial operation in Hong Kong, Philippines and Singapore. WeTrade has also formed the long-term technical cooperation with Yuetao App, Daren App, Yuebei App, Jingdong App, Yuedian App and Lvyue App.

In 2020, in order to better serve customers in mainland China, WeTrade reached an in-depth strategic partnership with Global Travelling Technology (Beijing) Co., Ltd., entrusting it to expand its business in China. As of the first quarter of 2020, WeTrade System has covered the e-commerce industry, tourism industry, hospitality industry, livestreaming/short video industry, etc.

WeTrade has a strong focus the 100 million micro-business users in China, and how the Company can apply the complete WeTrade System to global enterprises.

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

The condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2020, the results of its operations for the six months ended June 30, 2020 and 2019, and its cash flows for the six months ended June 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

As of June 30, 2020, the details of the consolidating subsidiaries are as follows:

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

As of June 30, 2020, the nature operation of its subsidiaries are as follows:

Name of Company	Place of incorporation	Nature of operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $5,550,026 as of June 30, 2020.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of June 30, 2020, there were potentially dilutive shares.

	For the period June 30, 2020	For the period June 30, 2019
Statement of Operations Summary Information:
Net Profit/ (Loss)	$566,233	(144,089)
Weighted-average common shares outstanding - basic and diluted	100,907,333	100,000,000
Net loss per share, basic and diluted	$0.00	(0.00)

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

As per the agreement with related company, known as Global Joy Trip Technology (Beijing) Co Limited, which will be 0.5% of the actual Gross Merchandise Volume (“GMV”) during trial period and subsequently 2% of GMV pay to the Company as the system service fee.

NOTE 5. CASH AT BANK

As of June 30, 2020, the Company held cash in bank in the amount of $5,550,026, which consist of the following:

	June 30, 2020	December 31, 2019
Bank Deposits-China	$5,328,151	5,000,014
Bank Deposits-Singapore	221,875	1,591,114
	5,550,026	6,591,128

NOTE 6. INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(2,464)	$54,679	5
Intangible assets, net	$57,143	$(2,464)	$54,679

Amortization expense for intangible assets was $2,464 for the six months ended June 30, 2020.

Expected future intangible asset amortization as of June 30, 2020 was as follows:

Fiscal years:
Remaining 2020	$53,335
2021	41,911
2022	30,487
2023	19,063
Thereafter	7,639

NOTE 7. SHARE TO BE ISSUED

As of June 30, 2020, an investor made investment deposit of $141,202 to purchase the company’s common shares at $3 per share. The shares have not been issued as of the date of this report.

NOTE 8. AMOUNT DUE TO DIRECTOR

As of June 30, 2020, amount due to related parties consist of the following:

	As of June 30, 2020	As of December 31, 2019

Related parties payable	276,500	254,515
Related party loan	140,000	1,500,000
	$416,500	1,754,515

The related party balance of $416,500 represented an outstanding loan of $140,000 from the related company owned by Company’s director for daily business operation in Singapore, and professional expenses paid on behalf by Director of $276,500 and which consist of $224,500 advance from Dai Zheng, $42,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

The Company have settled related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively due to cost cutting in business operation in Singapore as a result of change in business plan. As of June 30, 2020, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 9. SHAREHOLDERS’ EQUITY (DEFICIT)

The company has an unlimited number of ordinary shares authorized, and has issued 101,740,666 shares with no par value as of June 30, 2020.

There are 26,000 shares to be issued at $3 per share to 2 new shareholders in July 10, 2020.

NOTE 10. SUBSEQUENT EVENTS

There are 26,000 shares issued at $3 per share to 2 new shareholders in July 10, 2020.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the six months period ended June 30, 2020 and 2019.

Results of Operations for the Six months period Ended June 30, 2020 and 2019

	For the Period June 30, 2020	From the period March 28, 2019 (Inception) to June 30, 2019
Revenue:	$876,363	-

Operating Expenses:
General and Administrative	(297,698)	(144,089)
Operations Profit/ (Loss)	578,665	(144,089)
Other revenue	121	-
Net Profit/ (Loss) before income tax	578,786	(144,089)
Income tax expense	12,553	-
Net income/ (loss)	566,233	(144,089)
Basic and Diluted Net Loss per share:	0.00	(0.00)

Revenue from Operations

For the six-month period ended June 30, 2020, total revenue was $876,363 from related company, which are mainly from the service revenue generated from auto-billing management system from related company.

General and Administrative Expenses

For the six months period ended June 30, 2020, general and administrative expenses were $210,150, the increase is mainly due to increase in the payroll expenses as a result of 77 new staffs were recruited during the period.

Net Income (Loss)

As a result of the factors described above, there was a net profit of $566,233 for the six months period ended June 30, 2020, the increase mainly due to revenue generated from auto-billing management system from related party.

Results of Operations for the Three months period Ended June 30, 2020.

	2020	2019
Revenue	$855,293	-
General and Administrative Expense	(272,608)	(144,089)
Profit/ (Loss) from Operations	582,685	(144,089)
Other revenue	121	-
Net Profit/ (Loss) before income tax	$582,806	(144,089)
Income tax expenses	12,553	-
Net Profit/ (loss)	570,253	(144,089)

Revenue from Operations

For the three-month period ended June 30, 2020, total revenue was $855,293 from related company, which are mainly due to increase in service revenue generated from auto-billing management system from related company.

General and Administrative Expenses

For the three months period ended June 30, 2020, general and administrative expenses were $272,608, the increase is mainly due to increase in the payroll expenses as a result of 77 new staffs were recruited during the period.

Net Income (Loss)

As a result of the factors described above, there was a net profit of $570,253 for the three months period ended June 30, 2020, the increase mainly due to increase in revenue generated from auto-billing management system from related party.

Liquidity and Capital Resources

As of June 30, 2020, we had cash on hand of $5,550,026. The decrease is mainly due to the repayment of related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively as compare to the bank balance of $6,591,128 in December 31, 2019.

Operating activities

Our continuing operating activities used cash of ($1,199,684) during the period, which was mainly due to loan repayment of $1.3 million to related parties.

Financing activities

Cash provided in our financing activities was increased to $219,202 for the six months period ended June 30, 2020 as compared to $nil in 2019, which is due to additional shares to be issued to new shareholders in June 2020.

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

With respect to the period ending June 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2020, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2020, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued additional 1,666,666 shares to 2 shareholders during the six months ended June 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2020.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended June 30, 2020, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated August 14, 2020	By:	/s/ Zheng, Dai
Zheng, Dai
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

