Form 10-Q
period 2020-09-30
WeTrade Group Inc.
filed 2020-12-02
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

As of November 24, 2020, there were 305,451,498 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,787,535	$6,591,128
Accounts Receivables	1,030,920	-
Other receivables	276,400	-
Prepayments	197,097	-

Non current Assets:
Right of use assets	2,832,007	-
Intangible asset, net	77,196	-
Prepaid expense	10,327	-
Total Assets:	$11,211,481	$6,591,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$220,412	$32,000
Tax payables	556,802	-
Amount due to related parties	416,500	1,754,515
Lease liabilities, current	304,973	-
Total Current Liabilities	1,498,687	1,786,515

Lease liabilities, non- current	2,581,882	-
Total Liabilities	4,080,569	1,786,515

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at September 30, 2020 and 300,222,000 issued and outstanding at December 31, 2019*	-	-
Additional Paid in Capital	6,057,520	222,020
Share to be issued	-	5,000,000
Accumulated other comprehensive income (loss)	183,673	-
Retained Earning/ (Accumulated Deficit)	889,719	(417,407)
Total Stockholders’ Equity	7,130,912	4,804,613

Total Liabilities and Stockholders’ Equity	$11,211,481	$6,591,128

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF OPERATIONS

Unaudited

	Three Months ended September 30 2020	Three Months ended September 30 2019	Nine Months ended September 30, 2020	From inception to September 30, 2019
Revenue:
Service revenue, non-related party	$518,269	-	$518,269	-
Service revenue, related party	1,493,829		2,370,192
Total Revenue:	2,012,098		2,888,461
Cost of revenue	(427,647)		(515,195)
Gross Profit	1,584,451	-	2,373,266	-

Operating Costs and expenses:

General and Administrative	407,067	110,921	617,216	255,010
Operations Profit/ (Loss)	1,177,384	(110,921)	1,756,050	(255,010)
Other income/ (loss)	38,939	-	39,060
Net Income/ (Loss) before Income Tax	1,216,323	(110,921)	1,795,110	(255,010)
Income tax expense	475,431	-	487,984	-
Net income (loss)	740,893	(110,921)	1,307,126	(255,010)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	244,292	-	183,673	-
Total comprehensive Income (Loss)	$985,185	$(110,921)	$1,490,799	$(255,010)

Basic and Diluted Net Income (Loss) per share*:	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding*; Basic and Diluted	$308,704,888	$300,073,998	$304,166,073	$300,024,666

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

		From the period March 28, 2019
	For the Period September 30, 2020	(Inception) to September 30,2019
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:

Net Income/ (Loss)	$1,307,126	$(255,010)

Changes in Operating Assets and Liabilities:
Trade Receivables	(1,028,044)	-
Other receivables	(275,629)	-
Prepaid expenses	(206,845)	-
Amount due to related parties	(1,560,020)	144,501
Intangible assets	(76,980)	-
Accrued expenses	187,839	110,000
Tax payables	555,248	-
Right of use assets	(2,824,106)	-
Lease liabilities	2,878,801	-
Net Cash Flows Used in Operating Activities:	(1,042,610)	(509)

Cash flow from financing activities:
Proceeds from issuance of common stock	835,500	222,020
Net cash provided by financing activities:	835,500	222,020

Effect of exchange rate changes on cash	403,517	-

Change in Cash and Cash Equivalents:	196,407	221,511

Cash and Cash Equivalents, Beginning of Period	6,591,128	-

Cash and Cash Equivalents, End of Period	$6,787,535	$221,511

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended September 30, 2020 and 2019

Three months ended September 30, 2020 (Unaudited)

	Common Stock*		Additional		Retained Earnings	Accumulated Other comprehensive	Total Shareholder
	Shares	Amount	Paid in Capital	Share to be issued	(Accumulated Deficit)	income (loss)	Equity (Deficit)
Balance as of June 30, 2020	305,221,998	$-	$5,222,020	$78,000	$148,826	$(60,619)	$5,388,227
Stock issued during the period	229,500	8	835,500	(78,000)	-	-	757,500
Foreign currency translation adjustment			-	-		244,292	244,292
Net income for the period				-	740,893	-	740,893
Balance as of September 30, 2020	305,451,498	$-	6,057,520	$-	$889,719	$183,673	$7,130,912

Nine months ended September 30, 2020 (Unaudited)

	Common Stock*		Additional		Retained Earnings	Accumulated Other comprehensive	Total Shareholder
	Shares	Amount	Paid in Capital	Share to be issued	(Accumulated Deficit)	income (loss)	Equity (Deficit)
Balance as of December 31, 2019	300,222,000	$-	$222,020	$5,000,000	$(417,407)	$-	$4,804,613
Stock issued during the period	5,229,498	-	5,835,500	(5,000,000)	-	-	835,500
Foreign currency translation adjustment	-	-	-	-	-	183,673	183,673
Net income for the period	-	-	-	-	$1,307,126	-	$1,307,126
Balance as of September 30, 2020	305,451,498	$-	$6,057,520	$-	$889,719	$183,673	$7,130,912

Three months ended September 30, 2019 (Unaudited)

	Common Stock*		Additional Paid in	Share to be	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	issued	Deficit)	loss	(Deficit)
Balance as of June 30, 2019 (inception)	300,000,000	$-	$-	$-	$(144,089)	$-	$(144,089)
Stock issued during the period	222,000	-	222,020	-	-		222,020
Share to be issued	-	-	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	-
Net loss for the period	-	-	-	-	$(110,921)	-	$(110,921)
Balance as of September 30, 2019	300,222,000	$-	$222,020	$-	$(255,010)	$-	$(32,990)

Nine months ended September 30, 2019 (Unaudited)

	Common Stock*		Additional Paid in	Share to be	Retained Earnings (Accumulated	Accumulated other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	issued	Deficit)	loss	(Deficit)
Balance as of March 28, 2019 (inception)	300,000,000	$-	$-	$-	$-	$-	$-
Stock issued during the period	222,000	-	222,020	-	-		222,020
Share to be issued	-	-	-	-	-	-	-
Foreign currency adjustment	-	-	-	-	-	-	-
Net loss for the period	-	-	-		$(255,010)	-	$(255,010)
Balance as of September 30, 2019	300,222,000	$-	$222,020	$-	$(255,010)	$	$(32,990)

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Wetrade Group Inc

Notes to Financial Statements

For the Nine Months Ended September 30, 2020

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

In 2020, in order to better serve customers in mainland China, WeTrade reached an in-depth strategic partnership with Global Travelling Technology (Beijing) Co., Ltd., entrusting it to expand its business in China. As of the third quarter of 2020, WeTrade System has covered the e-commerce industry, tourism industry, hospitality industry, livestreaming/short video industry, etc.

As at September 30, 2020, the auto-billing management system of WeTrade group has more than 12 million micro-business users, 60,000 blog users and more than 2000 hotels direct booking suppliers in China. It is expected will be more than 12% of 100 million micro-business users in China by end of 2020.

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

The condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2020 and 2019 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2020, the results of its operations for the nine months ended September 30, 2020 and 2019, and its cash flows for the nine months ended September 30, 2020 and 2019. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The balance sheet as of December 31, 2019 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2019.

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

As of September 30, 2020, the details of the consolidating subsidiaries are as follows:

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

As of September 30, 2020, the nature operation of its subsidiaries are as follows:

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $6,787,535 as of September 30, 2020.

Foreign currency translation and transactions

For the period ended September 30, 2020, the Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss.

	As of
	For the period September 30, 2020	December 31, 2019

RMB: US$ exchange rate	6.79	7.00

	Nine months ended September 30,
	2020	2019

RMB: US$ exchange rate	6.81	7.05

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

The balance sheet amounts, with the exception of equity, September 30, 2020 and December 31, 2019 were translated at 6.79 RMB and 7.00 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the period ended September 30, 2020 and year ended December 31, 2019 were 6.81 RMB and 7.05 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the periods and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

Accounts receivable

Accounts receivable are presented net of allowance for doubtful accounts. The Group uses specific identification in providing for bad debts when facts and circumstances indicate that collection is doubtful and based on factors listed in the following paragraph. If the financial conditions of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

The Company maintains an allowance for doubtful accounts which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for doubtful accounts on general basis taking into consideration various factors including but not limited to historical collection experience and credit-worthiness of the customers as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

Intangible Asset

Intangible asset is software development cost incurred by the Company, it will be amortized on a straight line basis over the estimated useful life of 5 years.

Leases

On February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

The new standard became effective April 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company adopted the new standard on July 1, 2019 using the modified retrospective transition approach as of the effective date of the initial application. The new standard provides a number of optional practical expedients in transition. The Company elected the “package of practical expedients”, which permits entities not to reassess under the new lease standard prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements.

The most significant effects of the adoption of the new standard relate to the recognition of new ROU assets and lease labilities on our balance sheet for office operating leases and providing significant new disclosures about our leasing activities.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company has also elected the short-term leases recognition exemption for all leases that qualify. This means that the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets and lease liabilities, for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for its leases. All existing leases are reported under this rule.

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $2,832,007 of operating lease right-of-use asset and $2,886,855 of operating lease liabilities were reflected on the Company’s September 30, 2020 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$53,265

Other information
Cash paid for amounts included in the measurement of lease liabilities for the quarter ended 9/30/2020	-
Weighted average remaining lease term-operating leases (in years)	4.92
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,832,007
Total right-of-use assets	$2,832,007

Short-term operating lease liabilities	365,274
Long-term operating lease liabilities	2,521,582
Total operating lease liabilities	$2,886,855

Maturities of the Company’s lease liabilities are as follows:

Year ending September 30,
2021	504,640
2022	653,079
2023	693,183
2024	736,072
2025	704,602
Total lease payments	3,291,576
Less: Imputed interest/present value discount	(404,125)
Present value of lease liabilities	$6,179,027

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

Earning (Loss) Per Share

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of September 30, 2020, there were no potentially dilutive shares.

	For the period September 30, 2020	For the period September 30, 2019
Statement of Operations Summary Information:
Net Income/ (Loss)	$1,307,126	(255,010)
Weighted-average common shares outstanding - basic and diluted	304,166,073	300,024,666
Net loss per share, basic and diluted	$0.00	(0.00)

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in shareholders’ equity except those resulting from investments by owners and distributions to owners. The Company presents items of net income (loss) and other comprehensive income (loss) in one continuous statement, the Consolidated Statements of Operations and Comprehensive income (loss). The components of other comprehensive income or loss consist solely of foreign currency translation adjustments.

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

We earn revenue primarily by completing payment transactions for customers through our “Wepay System” and from other value added services. Our revenues are classified into two categories: transaction revenues based on Gross Merchandise volume (“GMV”) of online stores and revenues from other value added services or online technical services from store customers. As per the services agreement , which will be 0.5% of the actual Gross Merchandise Volume (“GMV”) during trial period and subsequently 2% - 3.5% of GMV pay to the Company as the system service fee. As of nine months ended September 30, 2020, we generated revenues from a related party amounting $2,370,192.  As of three months ended September 30, 2019, we generated revenues from a related party amounting $1,493,829.

NOTE 5. CASH AT BANK

As of September 30, 2020, the Company held cash in bank in the amount of $6,787,535 which consist of the following:

	September 30, 2020	December 31, 2019
Bank Deposits-China	$6,623,550	5,000,014
Bank Deposits-Singapore	163,985	1,591,114
	6,787,535	6,591,128

NOTE 6. INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 10 years as follow:

September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(3,266)	$53,877	10
Software development in progress	$21,014	-	21,014
Foreign currency translation adjustment	-	-	2,305
Intangible assets, net	$78,157	$(3,266)	$77,196

Amortization expense for intangible assets was $3,266 for the nine months ended September 30, 2020.

Expected future intangible asset amortization as of September 30, 2020 was as follows:

Fiscal years:
Remaining 2020	$52,434
2021	46,662
2022	40,890
2023	35,118
Thereafter	29,346

NOTE 7. OTHER RECEIVABLE

Other receivable consists of the following:

	September 30, 2020	December 31, 2019
Rental deposit	$254,600	-
Others	21,800	-
	276,400	-

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the nine months ended September 30, 2020.

NOTE 8. AMOUNT DUE TO DIRECTOR

As of September 30, 2020, amount due to related parties consist of the following:

	As of September 30, 2020	As of December 31, 2019

Related parties payable	276,500	254,515
Related party loan	140,000	1,500,000
	$416,500	1,754,515

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

The Company have settled related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively due to cost cutting in business operation in Singapore as a result of change in business plan. As of September 30, 2020, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 9. TAX PAYABLE

Tax payables consists of the following:

	September 30, 2020	December 31, 2019
Valued Added Tax (“VAT”) Payables	$63,666	-
Income Tax	489,421	-
Others	3,715	-
	556,802	-

The Group’s PRC subsidiary is subject to the VAT rate of 6% of total revenue and statutory income tax rate of 25%.

NOTE 10. SHAREHOLDERS’ EQUITY (DEFICIT)

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with no par value as of September 30, 2020.

There are 26,000 shares issued at $3 per share to 2 new shareholders in July 10, 2020.

On September 15, 2020, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 3 for 1 forward stock split. The total issued and outstanding shares of the Company’s common stock has been increased from 10,322,660 to 305,451,498 shares, with the par value unchanged at zero.

On September 21, 2020, there are 151,500 shares issued at $5 per share to 303 new shareholders, the Company’s common stock issued has been increased to 305,451,498 shares as of September 30, 2020.

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

As at September 30, 2020, the auto-billing management system of WeTrade group has more than 12 million micro-business users, 60,000 blog users and more than 2000 hotels direct booking suppliers in China. It is expected will be more than 12% of 100 million micro-business users in China by end of 2020.

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the nine months period ended September 30, 2020 and 2019.

Results of Operations for the Nine months period Ended September 30, 2020 and 2019

	For the Period September 30, 2020	From the period March 28, 2019 (Inception) to September 30, 2019
Revenue:
Service revenue, non-related party	$518,269	$-
Service revenue, related party	2,370,192	-
	2,888,461	-
Cost of Revenue	(515,195)	-
Gross Profit	2,373,266
Operating Expenses:
General and Administrative	(617,216)	(255,010)
Operations Profit/ (Loss)	(1,756,050)	(255,010)
Other revenue	39,060	-
Net Income/ (Loss) before income tax	1,795,110	(255,010)
Income tax expense	(487,984)	-
Net Income/ (loss)	$1,307,126	$(255,010)

Revenue from Operations

For the nine-month period ended September 30, 2020 and 2019, total revenue was $2,888,461 and $0, respectively. The increase was mainly from the service revenue generated from auto-billing management system from customers.

Cost of revenue

Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period. The increase is in line with the increase in revenue during the period.

General and Administrative Expenses

For the nine months period ended September 30, 2020 and 2019, general and administrative expenses were $617,216 and 255,010, respectively. The increase is mainly due to increase in the payroll expenses as a result of 77 new staffs were recruited during the period.

Net Income (Loss)

As a result of the factors described above, there was a net profit of $1,307,126 and net loss of $255,010 for the nine months period ended September 30, 2020 and 2019, respectively, the increase mainly due to revenue generated from auto-billing management system from related party.

Results of Operations for the Three months period ended September 30, 2020 and 2019.

	2020	2019
Revenue
Service revenue, non-related party	$518,269	$-
Service revenue, related party	1,493,829	-
	2,012,098	-
Cost of Revenue	(427,647)	-
Gross Profit	1,584,451	-
General and Administrative Expense	(407,067)	(110,921)
Profit/ (Loss) from Operations	1,177,384	(110,921)
Other revenue	38,939	-
Net Income/ (Loss) before income tax	1,216,323	(110,921)
Income tax expenses	(475,431)	-
Net Income/ (loss)	$740,893	$(110,921)

Revenue from Operations

For the three-month period ended September 30, 2020 and 2019, total revenue was $2,012,098 and $0, respectively. The increase was mainly due to increase in service revenue generated from auto-billing management system from micro-business users.

Cost of revenue

Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period. The increase is in line with the increase in revenue during the period.

General and Administrative Expenses

For the three months period ended September 30, 2020 and 2019, general and administrative expenses were $407,067 and $110,921, respectively. The increase is mainly due to increase in the payroll expenses as a result of 77 new staffs were recruited during the period.

Net Income (Loss)

As a result of the factors described above, there was a net profit of $740,893 and net loss of $110,921 for the three months period ended September 30, 2020 and 2019, respectively. The increase mainly due to increase in revenue generated from auto-billing management system from customers.

Liquidity and Capital Resources

As of September 30, 2020, we had cash on hand of $6,787,535. The increase is mainly due to the increase in revenue from auto-billing management services from customers. The increase is mitigated by the repayment of related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively as compare to the bank balance of $6,591,128 in December 31, 2019.

Operating activities

Our continuing operating activities used cash of $1,042,610 and $509 for the periods ended September 30, 2020 and 2019, respectively. The increase was mainly due to loan repayment of approximately $1.6 million to related parties.

Financing activities

Cash provided in our financing activities was increased to $835,500 and $220,020 for the periods ended September 30, 2020 and 2019, respectively. The increase was due to additional 1,896,166 shares issued to new 307 shareholders for cash in total amount of $757,500 during the period.

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

With respect to the period ending September 30, 2020, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2020, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the nine months ended September 30, 2020, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company has issued additional 1,896,666 shares to 307 shareholders during the nine months ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2020.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended September 30, 2020, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Date: December 2, 2020	By:	/s/ Pijun Liu
Pijun Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

