Form 10-Q/A
period 2020-09-30
WeTrade Group Inc.
filed 2020-12-15
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

As of December 14, 2020, there were 305,451,498 shares of common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2020, as filed with the Securities and Exchange Commission on December 2, 2020, is to reclassify certain account receivables to accounts receivable – related party as contained in the financial statements and footnote no. 7 to our financial statements.

Other than the foregoing, and the new certifications required by Rule 13a-14(a) under the Securities and Exchange Act of 1934 (“Exchange Act”), our Quarterly Report on Form 10-Q is not being amended or updated in any respect. This Amendment No. 1 continues to describe the conditions as of the date of the Quarterly Report on Form 10-Q, and, except as contained herein, we have not modified or updated the disclosures contained in the Quarterly Report on Form 10-Q. This Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Quarterly Report on Form 10-Q, including any amendment to those filings.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,787,535	$6,591,128
Accounts Receivables	550,902	-
Accounts Receivables - Related Party	480,018	-
Other receivables	276,400	-
Prepayments	197,097	-

Non current Assets:
Right of use assets	2,832,007	-
Intangible asset, net	77,196	-
Prepaid expense	10,327	-
Total Assets:	$11,211,481	$6,591,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$220,412	$32,000
Tax payables	556,802	-
Amount due to related parties	416,500	1,754,515
Lease liabilities, current	304,973	-
Total Current Liabilities	1,498,687	1,786,515

Lease liabilities, non- current	2,581,882	-
Total Liabilities	4,080,569	1,786,515

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at September 30, 2020 and 300,222,000 issued and outstanding at December 31, 2019*	-	-
Additional Paid in Capital	6,057,520	222,020
Share to be issued	-	5,000,000
Accumulated other comprehensive income (loss)	183,673	-
Retained Earning/ (Accumulated Deficit)	889,719	(417,407)
Total Stockholders’ Equity	7,130,912	4,804,613

Total Liabilities and Stockholders’ Equity	$11,211,481	$6,591,128

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

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

		From the period March 28, 2019
	For the Period September 30, 2020	(Inception) to September 30,2019
	(unaudited)	(unaudited)

Cash Flows from Operating Activities:

Net Income/ (Loss)	$1,307,126	$(255,010)

Changes in Operating Assets and Liabilities:
Trade Receivables, related party	(478,679)	-
Trade Receivables, third party	(549,365)
Other receivables	(275,629)	-
Prepaid expenses	(206,845)	-
Amount due to related parties	(1,560,020)	144,501
Intangible assets	(76,980)	-
Accrued expenses	187,839	110,000
Tax payables	555,248	-
Right of use assets	(2,824,106)	-
Lease liabilities	2,878,801	-
Net Cash Flows Used in Operating Activities:	(1,042,610)	(509)

Cash flow from financing activities:
Proceeds from issuance of common stock	835,500	222,020
Net cash provided by financing activities:	835,500	222,020

Effect of exchange rate changes on cash	403,517	-

Change in Cash and Cash Equivalents:	196,407	221,511

Cash and Cash Equivalents, Beginning of Period	6,591,128	-

Cash and Cash Equivalents, End of Period	$6,787,535	$221,511

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 6. INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 10 years as follow:

September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(3,266)	$53,877	10
Software development in progress	$21,014	-	21,014
Foreign currency translation adjustment	-	-	2,305
Intangible assets, net	$78,157	$(3,266)	$77,196

Amortization expense for intangible assets was $3,266 for the nine months ended September 30, 2020.

Expected future intangible asset amortization as of September 30, 2020 was as follows:

Fiscal years:
Remaining 2020	$52,434
2021	46,662
2022	40,890
2023	35,118
Thereafter	29,346

NOTE 7. ACCOUNT RECEIVABLES

As of September 30, 2020, account receivables consist of the following:

	September 30, 2020	December 31, 2019
Account Receivables	$550,902	-
Account Receivables- Related party	480,018	-
	1,030,920	-

Account receivables-Third parties is related to the services fee receivable from a third party customer.

Amount receivables- Related party is the amount receivable from a PRC related company, which was owned by a shareholder of the company.

NOTE 8. OTHER RECEIVABLE

Other receivable consists of the following:

	September 30, 2020	December 31, 2019
Rental deposit	$254,600	-
Others	21,800	-
	276,400	-

Management periodically reviews account balance. If any indication occurs, the allowance for doubtful debts would be recognized. No such allowance has been recognized during the nine months ended September 30, 2020.

NOTE 9 . AMOUNT DUE TO DIRECTOR

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

NOTE 10. TAX PAYABLE

Tax payables consists of the following:

	September 30, 2020	December 31, 2019
Valued Added Tax (“VAT”) Payables	$63,666	-
Income Tax	489,421	-
Others	3,715	-
	556,802	-

The Group’s PRC subsidiary is subject to the VAT rate of 6% of total revenue and statutory income tax rate of 25%.

NOTE 11 . SHAREHOLDERS’ EQUITY (DEFICIT)

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

WETRADE GROUP INC

Date: December 15, 2020	By:	/s/ Pijun Liu
Pijun Liu
Chief Executive Officer
(Principal Executive Officer)

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer
(Principal Financial Officer)

