Form 10-K
period 2020-12-31
WeTrade Group Inc.
filed 2021-03-31
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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
(Address of principal executive offices) (Zip code) +86-18350283270

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

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

As of March 31, 2021, there were 305,451,498 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Organization

WeTrade Group, Inc. was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing technical services and solutions via its membership-based social e-commerce platform. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

We provide technology services to both individual and corporate users. Through Yueshang Beijing, we provide “YCloud” service to our customer, Zhuozhou Weijiafu Information Technology Limited, or Weijiafu, a PRC technology company, which provide “YCloud” services to individual and corporate micro-business owners. The market individual micro-business owners represents a potential of 330 million users by the year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong, the Philippines, and Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms. Plan to negotiate with Kakao Talk, Line, Whatsapp, Ohho, and Bluechat. Additionally, we have formed long-term technical collaborations with Yuetao App, Daren App, Yuebei App, Zhiding App, Yuedian App, and Lvyue App through Weijiafu.

In January 2020, we appointed a third party software company to develop an auto-billing management system (“WeTrade System”), the early stage of the YCloud system, at the cost of RMB 400,000 (or approximately USD $62,000) to provide online payment services for micro-business owners in the PRC. The main functions of the YCloud system is to manage users’ marketing relationships, CPS commission profit management, multi-channel data statistics, AI fission and management, and improved supply chain systems.

Currently, YCloud serves the micro business industry. We expect to expand the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

Our Products and Technology

We have utilized digitalization, electronic management, electronic data exchange, big data analysis, AI fission technology, revenue management and other technologies to form a strong coordination effect. We believe that our cloud technology enables us to develop a platform with better functionality for micro-business users in China. We have optimized our product using the tools and platforms best suited to serve our customers. Performance, functional depth and usability of our product drive our technology decisions and product development direction, which leads to our successful development of the YCloud system.

We believe that YCloud is the first global micro-business cloud intelligent internationalization system. It conducts multi-channel data analysis through the learning of big data and social recommendation relationships. It also provides users with AI fission and management systems and supply chain systems in order to increase the expansion of user groups. It focuses on solving the problem of new maintenance, supply chain CPS integration output, and enrich the functional needs of users. YCloud has four main functions and competitive advantages as follows:

Multiple integrated payment methods and payment analytics: the YCloud system provides micro-business owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners offer multiple channels of payments to their customers, including Alipay, WeChat, and UnionPay. Meanwhile, YCloud assigns a bar code to merchandises that purchasers can then scan to pay,  allowing purchasers to make payments both online and offline. This proprietary payment technology allows our customers to reduce labor costs and error rates, thus significantly improving data analysis.

During the year 2020, due to the impact of the COVID-19 outbreak, many companies, including businesses traditionally operating offline, from a wide range of industries, such as tourism, catering, entertainment or retail, have opted for micro-business model to build sales channels through online social platforms and expand business opportunities. As a result of th COVID-19 outbreak, consumer demand shifted, which forced business owners to expand to new markets and on multiple social platforms. Through continuous research on the micro-business industry, and its understanding of the relationship between people and social relationships on social platforms, YCloud develops new technology designed to meet the ever changing demand of micro-business owners across all industries.

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

Our Business

We believe that YCloud the first global micro-business cloud intelligent internationalization system. It conducts multi-channel data analysis through the learning of big data and social recommendation relationships. It also provides users with independent research and development of community AI fission and management systems and supply chain systems. It focuses on solving the problem of new maintenance, supply chain CPS integration output, and enrich the functional needs of users. YCloud has four main functions and competitive advantages as follows:

Multiple integrated payment methods and payment analytics: the YCloud system provides micro-business owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners offer multiple channels of payments to their customers, including Alipay, WeChat, and UnionPay. Meanwhile, YCloud assigns a bar code to merchandises that purchasers can then scan to pay, allowing purchasers to make payments both online and offline. This proprietary payment technology allows our customers to reduce labor costs and error rates, thus significantly improving data analysis.

Team management: the YCloud system utilizes user marketing relationship tracking and CPS commission revenue management tools.

AI fission and management: using intelligent robots to analyze user behavior, data sharing, purchase history, and other data, the YCloud system provides tailored recommendations and displays. For example, the YCloud system connects users’ behavior across multiple apps and platforms and makes automatic recommendations based on the analysis.

Supply chain system integration: the YCloud system applies cross-platform resource integration technology. The integration allows the multi-channel output of high-quality products creates a seamless connection between suppliers and customers. The YCloud provides a complete supply chain system integrating supply, sales, finance, and service.

Competitive Business Conditions

The global E-commerce SaaS industry is still uprising, and is in its early stage of development. We may compete against businesses in varied sectors, many of which are larger than we are and have a dominant and secure position in other industries, or offer other goods and services to consumers and merchants, which we do not provide. However, most of our competitors only have individual areas of overlap with one of our core areas, including E-commerce SaaS, Store SaaS, Cloud Service, Integrated Payment Service, and Advertising Service, but none compete at all levels.

Our primary competitor is China Youzan Limited, which offers online and offline merchants suites of comprehensive solutions comprising third-party payments and various SaaS products and comprehensive service through its e-commerce platform, like marketing and customer engagement tools facilitate the process of transactions between merchants and their customers. We seek to differentiate ourself from industry participants by focusing on micro-business industry, the simplicity provided for digital transactions, and being recognized by our brand and technology.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We rely on certain intellectual property to protect our domestic business interests and ensure our competitive position in our industry. We have 2 registered copyrights, 4 registered trademark, and 4 registered domain names.

Copyright

We own the following copyright through our subsidiaries:

Copyright Number	Issue Date	Category	Copyright Name	Issue Country
2020SR0413838	2020/05/07	Software	WePay System V1.0	China
2020SR0318464	2020/04/09	Software	Yueshang Social E-commerce Revenue Management System	China

Trademarks

We own the following trademark through our subsidiaries:

Trademark Number	File Date	Issue Date	Expiration Date	Trademark Name	Issue Country
40201910637S	2019/05/16	2019/06/09	2029/05/16		Singapore
90164214 90164218 90164221	2020/09/08 2020/09/08 2020/09/08	2020/09/08 2020/09/08 2020/09/08	N/A N/A N/A		United States of America

Domain

We have the right to use the following domain registration issued in the PRC:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name

1	2019/09/12	2021/09/12	Alibaba Cloud Computing (Beijing) Co., Ltd.	wetradegroup.net
2	2020/09/18	2021/09/19	Alibaba Cloud Computing (Beijing) Co., Ltd.	ycloud.online
3	2020/03/04	2022/03/04	Alibaba Cloud Computing (Beijing) Co., Ltd.	yueshang.co
4	2020/05/15	2021/05/25	Alibaba Cloud Computing (Beijing) Co., Ltd.	wetg.group

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

PRC Laws and Regulations on Foreign Investment

Investment in the PRC by foreign investors and foreign-invested enterprises shall comply with the Catalogue for the Guidance of Foreign Investment Industries (2017 Revision) (the “Catalogue”), which was last amended and issued by MOFCOM and NDRC on June 28, 2017 and became effective since July 28, 2017, and the Special Management Measures for Foreign Investment Access (2019 version), or the Negative List, which came into effect on July 30, 2019. The Catalogue and the Negative List contains specific provisions guiding market access for foreign capital and stipulates in detail the industry sectors grouped under the categories of encouraged industries, restricted industries and prohibited industries. Any industry not listed on the Negative List is a permitted industry unless otherwise prohibited or restricted by other PRC laws or regulations.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the Foreign Investment Law, which will come into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises and the Law of the PRC on Sino-foreign Cooperative Joint Ventures. The Foreign Investment Law adopts the management system of pre-establishment national treatment and negative list for foreign investment. Policies in support of enterprises shall apply equally to foreign-funded enterprises according to laws and regulations. Foreign investment enterprises shall be guaranteed that they could equally participate in the setting of standards, and the compulsory standards formulated by the State shall be equally applied. Fair competition for foreign investment enterprises to participate in government procurement activities shall be protected. The Foreign Investment Law also stipulates the protection on intellectual property rights and trade secrets. The State also establishes information reporting system and national security review system according to the Foreign Investment Law.

PRC Laws and Regulations on Wholly Foreign-Owned Enterprises

The establishment, operation and management of corporate entities in China are governed by the PRC Company Law, which was promulgated by the SCNPC on December 29, 1993 and became effective on July 1, 1994. It was last amended on October 26, 2018 and the amendments became effective on October 26, 2018. Under the PRC Company Law, companies are generally classified into two categories, namely, limited liability companies and joint stock limited companies. The PRC Company Law also applies to limited liability companies and joint stock limited companies with foreign investors. Where there are otherwise different provisions in any law on foreign investment, such provisions shall prevail.

The Law of the PRC on Wholly Foreign-invested Enterprises was promulgated and became effective on April 12, 1986, and was last amended and became effective on October 1, 2016. The Implementing Regulations of the PRC Law on Foreign-invested Enterprises were promulgated by the State Council on October 28, 1990. They were last amended on February 19, 2014 and the amendments became effective on March 1, 2014. The Provisional Measures on Administration of Filing for Establishment and Change of Foreign Investment Enterprises were promulgated by MOFCOM and became effective on October 8, 2016, and were last amended on July 20, 2017 with immediate effect. The above-mentioned laws form the legal framework for the PRC Government to regulate Foreign-invested Enterprises. These laws and regulations govern the establishment, modification, including changes to registered capital, shareholders, corporate form, merger and split, dissolution and termination of Foreign-invested Enterprises.

According to the above regulations, a Foreign-invested Enterprise should get approval by MOFCOM before its establishment and operation. Yueshang Beijing is a Foreign-invested Enterprise since established, and has obtained the approval of the local administration of MOFCOM. Its establishment and operation are in compliance with the above-mentioned laws. Each of Yueshang Hainan and Yueshang Hunan is a PRC domestic company, and it is not subject to the record-filling or examination applicable to Foreign-invested Enterprises.

PRC Laws and Regulations on Trademarks

The Trademark Law of the PRC was adopted at the 24th meeting of the SCNPC on August 23, 1982. Three amendments were made on February 22, 1993, October 27, 2001 and August 30, 2013. The last amendment was implemented on May 1, 2014. The Regulations on the Implementation of the Trademark Law of the PRC were promulgated by the State Council of the People’s Republic of China on August 3, 2002, which took effect on September 15, 2002. It was revised on April 29, 2014 and became effective as of May 1, 2014. According to the Trademark Law and the implementing regulations, a trademark which has been approved and registered by the trademark office is a registered trademark, including a trademark of goods, services, collective trademark and certification trademark. The trademark registrant shall enjoy the exclusive right to use the trademark and shall be protected by law. The trademark law also specifies the scope of registered trademarks, procedures for registration of trademarks and the rights and obligations of trademark owners. We are currently holding 9 registered trademarks in China and enjoy the corresponding rights.

PRC Laws and Regulations on Foreign Exchange

General Administration of Foreign Exchange

The principal regulation governing foreign currency exchange in the PRC is the Administrative Regulations of the PRC on Foreign Exchange (the “Foreign Exchange Regulations”), which were promulgated on January 29, 1996, became effective on April 1, 1996 and were last amended on August 5, 2008. Under these rules, Renminbi is generally freely convertible for payments of current account items, such as trade- and service-related foreign exchange transactions and dividend payments, but not freely convertible for capital account items, such as capital transfer, direct investment, investment in securities, derivative products or loans unless prior approval by competent authorities for the administration of foreign exchange is obtained. Under the Foreign Exchange Regulations, foreign-invested enterprises in the PRC may purchase foreign exchange without the approval of SAFE to pay dividends by providing certain evidentiary documents, including board resolutions, tax certificates, or for trade- and services-related foreign exchange transactions, by providing commercial documents evidencing such transactions.

Registration of Foreign Investment Enterprises

Pursuant to the Notice of State Administration of Foreign Exchange on Promulgation of the Provisions on Foreign Exchange Control on Direct Investments in China by Foreign Investors promulgated by the SAFE, or the Notice, upon establishment of a foreign investment enterprise pursuant to the law, registration formalities shall be completed with the foreign exchange bureau. Upon completion of registration formalities by the entities involved in direct investments in China, the entities may open accounts for direct investments in China such as preliminary expense account, capital fund account and asset realization account, etc. with the bank based on the actual needs. Upon completion of such registration formalities, foreign investment enterprises could also conduct settlement when contributing foreign exchange funds, and remit funds overseas in the event of capital reduction, liquidation, advance recovery of investment, profit distribution, etc.

As of the date of this report, Yueshang Beijing has completed the foreign exchange registration formalities upon establishment. Subsequently, WeTrade Technology, the sole shareholder of Yueshang Beijing, is able to contribute capital to or receive distributions and dividends from Yueshang Beijing.

Research and Development During Our Last Two Fiscal Years

Our research and development efforts are focused on improving and enhancing our existing product as well as developing new features of the product. Because of our common, multi-tenant development architecture, we are able to provide our customers with the right product to help them grow their business. As a company focusing on leading-edge cloud technology, the recruitment of R&D talent is always our first priority. As of the date of this report, we have 60 personnel in R&D, accounting for 64.5% of the Company’s total employees.

Cost and Effects of Compliance with Environmental Laws

We currently engage in the business of technical and software-as-a-services (SAAS), we are not subject to environmental laws in any material manner.

Number of Total Employees and Number of Full Time Employees

As of the date of this report, we have 89 of full time employees and 60 personnel in R&D, which accounting for 64.5% of the Company’s total employees.

ITEM 1A. RISK FACTORS

Our success depends on our ability to develop products and services to address the rapidly evolving market for SaaS and E-Commerce, financial, and marketing services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and evolve. Rapid and significant technological changes continue to confront the industries in which we operate, including developments in WeChat business, ecommerce, mobile commerce, and payment integration services. Other potential changes are on the horizon as well, such as developments in secure data privacy. Similarly, there is rapid innovation in the provision of other products and services to businesses, including in financial services and marketing services.

These new services and technologies may be superior to, impair, or render obsolete the products and services we currently offer or the technologies we currently use to provide them. Incorporating new technologies into our products and services may require substantial expenditures and take considerable time, and we may not be successful in realizing a return on these development efforts in a timely manner or at all. There can be no assurance that any new products or services we develop and offer to our sellers will achieve significant commercial acceptance. Our ability to develop new products and services may be inhibited by industry-wide standards, ecommerce payment networks, laws and regulations, resistance to change from buyers or sellers, or third parties’ intellectual property rights. Our success will depend on our ability to develop new technologies and to adapt to technological changes and evolving industry standards. If we are unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

In addition, because our products and services are designed to operate with a variety of systems, infrastructures, and devices, we need to continuously modify and enhance our products and services to keep pace with changes in mobile, software, communication, and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely and cost-effective manner. Any failure of our products and services to continue to operate effectively with third-party infrastructures and technologies could reduce the demand for our products and services, result in dissatisfaction of our sellers or their customers, and materially and adversely affect our business.

Our services must integrate with a variety of operating systems. If we are unable to ensure that our services or hardware interoperate with such operating systems, our business may be materially and adversely affected.

We are dependent on the ability of our products and services to integrate with a variety of operating systems, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, could materially and adversely affect usage of our products and services. In addition, we rely on ecommerce platforms and marketplaces, such as the WeChat, Meituan, Vipshop for SaaS uses and strategic cooperation. Apple, Google, or other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our products and services more difficult. In the event that it is difficult for our sellers to access and use our products and services, our business may be materially and adversely affected.

We face risks related to natural disasters, terrorist acts or acts of war, social unrest, health epidemics or other public safety concerns or hostile events, which could significantly disrupt our operations.

Our business could be materially and adversely affected by natural disasters, terrorist acts or acts of war, social unrest, health epidemics or other public safety concerns or hostile events. Natural disasters may give rise to server interruptions, breakdowns, system or technology platform failures, or internet failures, which would adversely affect our ability to operate our platform and provide our services. In addition, our results of operations could be adversely affected to the extent that any such event affects the economic condition in general and the travel industry in particular.

Since early 2020, the disease caused by a novel strain of coronavirus, later named COVID-19, has severely impacted China and the rest of the world. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has led governments and other authorities around the world to impose measures intended to control its spread, including restrictions on freedom of movement, gatherings of large numbers of people, and business operations such as travel bans, border closings, business closures, quarantines, shelter-in-place orders and social distancing measures. As a result, the COVID-19 pandemic and its consequences have caused a severe decline in global travel.

The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a future resurgence of the pandemic could precipitate or aggravate the other risk factors that we face, which in turn could further materially and adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks. The extent of the impact of the COVID-19 on our operational and financial performance in the longer term will depend on future developments, including the duration of the outbreak and related travel advisories and restrictions and the impact of the COVID-19 on overall demand for travel, all of which are highly uncertain and beyond our control. In addition to COVID-19, our business could also be adversely affected by the outbreak of Ebola virus disease, H1N1 flu, H7N9 flu, avian flu, SARS, or other epidemics.

Interruption or failure of our own technology systems or those provided by third-party service providers whom we rely upon could impair our ability to provide products and services which could damage our reputation and harm our results of operations.

Our ability to provide products and services depends on the continuing operation of our technological systems or those provided by third-party service providers, such as cloud service providers. Any damage to or failure of such systems could interrupt our services. Service interruptions could reduce our revenue and profit and damage our brand if our systems are perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, wars, earthquakes, floods, fires, power loss, telecommunications failures, undetected errors or “bugs” in our software, malware, computer viruses, interruptions in access to our platform through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. If we cannot continue to retain third-party services on acceptable terms, our services may be interrupted. If we experience frequent or persistent system failures on our platform, whether due to interruptions and failures of our own technology and or those provided by third-party service providers that we rely upon, our reputation and brand could be severely harmed.

We are in the process of developing and optimizing our billing system, which will serve a key role in our existing and planned business initiatives. Any error in the billing system could disrupt our operations and impact our ability to provide or bill for our services, retain customers, attract new customers, or negatively impact overall customer experience. Any occurrence of the foregoing could cause material adverse effects on our operations and financial condition, material weaknesses in our internal control over financial reporting, and reputational damage.

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.

Our business involves the collection, storage, processing and transmission of our users’ personal data and other sensitive data. An increasing number of organizations including large online and off-line merchants and businesses, other large Internet companies, financial institutions and government institutions have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, users on our platform could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

Although we intend to develop, contract or purchase systems and processes that are designed to protect our users’ data, prevent data loss and prevent other security breaches, these security measures cannot guarantee security. Our information technology and infrastructure may be vulnerable to cyberattacks or security breaches, and third parties may be able to access our users’ personal information and limited payment card data that are accessible through those systems. Employee error, malfeasance or other errors in the storage, use or transmission of personal information could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, our employees have been accused in the past of violating these policies and we may be subject to these types of accusations in the future.

Any actual or perceived breach of privacy or security could interrupt our operations, result in our platform being unavailable, resulting in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which we share or disclose data (could have similar effects. Further, any cyberattacks, or security and privacy breaches directed at our competitors could reduce confidence in the industry as a whole and, as a result, reduce confidence in us.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot guarantee that we will be able to successfully defending any of such lawsuits which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our business address is No 1 Gaobei South Coast, Yi An Men 111 Block 37, Chao Yang District, Beijing City, People Republic of China. The office has 8,300 square feet and the lease runs from June 1, 2020 to August 31, 2020. After the lease ended on August 31, 2020, we remained in the office and are currently renting the office on a quarter by quarter basis for an indefinite term and. The monthly rent is 70,000 RMB.

We expect to move our headquarter in July 2021 to the following location that we are currently renting in Beijing.

The following table sets forth the leases term and monthly rent:

Lease Term	Address	Space (square meters)	Average Monthly Rent
September 16, 2020 to September 15, 2025	No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone, Beijing, China	6,216.64	RMB 414,105.93 (US$63,380.98)

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of the close of business on December 31, 2020, there were approximately 370 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2020, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

As of December 31, 2020, there are no recent sales of unregistered securities and the Company total outstanding shares is 305,491,498 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2020.

ITEM 5A. SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this annual report.

Overview

WeTrade Group, Inc. was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing technical services and solutions via its membership-based social e-commerce platform. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

We provide technology services to both individual and corporate users. Through Yueshang Beijing, we provide “YCloud” service to our customer, Zhuozhou Weijiafu Information Technology Limited, or Weijiafu, a PRC technology company, which provide “YCloud” services to individual and corporate micro-business owners. The market individual micro-business owners represents a potential of 330 million users by the year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong, the Philippines, and Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms. Plan to negotiate with Kakao Talk, Line, Whatsapp, Ohho, and Bluechat. Additionally, we have formed long-term technical collaborations with Yuetao App, Daren App, Yuebei App, Zhiding App, Yuedian App, and Lvyue App through Weijiafu.

In January 2020, we appointed a third-party software company to develop an auto-billing management system (“WeTrade System”), the early stage of the YCloud system, at the cost of RMB 400,000 (or approximately USD $62,000) to provide online payment services for micro-business owners in the PRC. The main functions of the YCloud system is to manage users’ marketing relationships, CPS commission profit management, multi-channel data statistics, AI fission and management, and improved supply chain systems.

Currently, YCloud serves the micro business industry. We expect to expand the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal year ended December 31, 2020 and 2019.

Results of Operations for the fiscal year Ended December 31, 2020 and 2019

	For the year ended December 31, 2020	From the period March 28, 2019 (Inception) to December 31, 2019
Revenue:
Service revenue, non-related party	$3,440,312	$-
Service revenue, related party	2,831,252	-
	6,271,564	-
Cost of Revenue	(615,595)	-
Gross Profit	5,655,969
Operating Expenses:
General and Administrative	(1,901,336)	(417,407)
Operations Profit/ (Loss)	3,754,633	(417,407)
Other income	82,960	-
Net Income/ (Loss) before income tax	3,837,593	(417,407)
Income tax expense	(1,162,556)	-
Net Income/ (loss)	$2,675,037	$(417,407)

Revenue from Operations

For the fiscal year ended December 31, 2020 and 2019, total revenue was $6,271,564 and $0, respectively. The increase was mainly from the service revenue generated from auto-billing management system from customers.

Cost of revenue

Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period. The increase is in line with the increase in revenue during the period.

General and Administrative Expenses

For the fiscal year ended December 31, 2020 and 2019, general and administrative expenses were $1,901,336 and 417,407, respectively. The increase is mainly due to increase in the payroll expenses as a result of 89 new staffs were recruited during the year.

Net Income (Loss)

As a result of the factors described above, there was a net income of $2,675,037 and net loss of $417,407 for the fiscal year ended December 31, 2020 and 2019, respectively, the increase mainly due to revenue generated from YCloud system service fee from customers during the year.

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2020 and 2019, it should be read in conjunction with the financial statements, and notes thereto.

	2020	2019
Cash and Cash equivalents	$4,640,603	$6,591,128
Receivables	$2,609,520	-
Note receivable	3,097,981
Other receivables and prepayments	332,388
Intangible asset	49,029
Right of use assets	$2,813,186	-
Total assets	$13,542,707	6,591,128
Account payable and accrued expenses	$271,531	1,786,515
Lease liability	$3,041,463	-
Amount due to related parties	416,501
Other liabilities	919,328
Total liabilities	$4,648,822	1,786,515
Total stockholders’ equity	$8,893,885	4,804,613

As of December 31, 2020, we had total assets of $13,542,707, which mainly consisted of $4,640,603 in cash, $5,707,501 in receivables and note receivables and $2,813,186 in right of use asset; we had total liabilities of $4,648,822, which consisted of $271,531 in accounts payables & accrued expenses, $416,501 in amount due to related parties, $919,328 in other liabilities and $3,041,463 in lease liability; we had total stockholders’ equity of $8,893,885.

Operating activities

Our continuing operating activities provided by cash of $1,162,337 for the fiscal years ended December 31, 2020 as compare to the net cash used in of $130,892, which was increased by approximately $1.3 million. The increase were mainly due to increase in net income of approximately $2.68 million, increase in lease liability of approximately $2.9 million and increase in tax payables and accrued expenses of approximately $1.05 million. However, such increase were partially offset by the decrease in right of use assets of approximately $2.65 million and trade receivable of approximately $2.5 million during the year.

Financing activities

Cash used in our financing activities was $3,682,142 for the year ended December 31, 2020 as compare to the net cash provided by financing activities of $6,722,020. The increase in net cash used in financing activities is mainly due to loan repayment of $1,560,020 to related party and increase in loan to third party of $2.96 million during the year.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

There is no off-balance sheet arrangements.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the year ended December 31, 2020 and 2019 are set forth on pages F-1 to F-12 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2020, we did not maintain effective internal control over financial reporting.

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

ITEM 9A. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Zheng Dai	45	Chairman of the Board
Pijun Liu	38	Chief Executive Officer and Director (Principal Executive Officer)
Kean Tat Che	38	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)
Zhuo Li	32	Chief Operation Officer and Director
Donghui Wang	49	Independent Director and Chair of Audit Committee Chair
Daxue Li	50	Independent Director and Chair of Compensation Committee Chair
Yuxing Ye	41	Independent Director and Chair of Nominating Committee Chair
Hung Fai Choi	35	Independent Director
Ning Qin	39	Independent Director

Background of Directors and Executive Officers

Zheng Dai, Chairman of the Board

Mr. Dai is a graduate of Fuzhou Finance University in the PRC and majored in Finance and Economics. Mr. Dai began his career in the internet and information technology industry in 1998. Between 2000 to 2004, he served as the Chief Technology Officer for China Interaction Media Group. Between 2006 to 2012, he was a co-founder and Vice President of Qunar Cayman Islands Limited listed in Nasdaq (stock code: QUNR). Since 2014, Mr. Dai has served on several boards that represent timeshare owners and their interests. Mr. Dai’s primary responsibility with the Company will be leveraging his existing industry connections to assist in the implementation of our business plan.

Pijun Liu, Chief Executive Officer and Director

Mr Liu has more than 15 years of experience in tourism operations and team management. He graduated from Wuhan University of Technology in 2004 and did post graduate studies in the School of Finance at Renmin University of China from 2018 to 2019. From 2004 to 2006, he worked for eLong.com and International Hotel Group, during which he hosted the first Caofeidian Forum. From 2009 to 2014 Mr. Liu founded the high-star hotel alliance-Wandian Alliance and led the team to achieve significant results. From 2014 to 2017, Mr. Liu served as the founder and CEO of Zhiding.com. He led the team to obtain 8 million RMB in Series A funding from 58.com and other institutions. He received “Gold Award in the Global Travel Conference” in 2017. Since 2019, Mr. Liu has served as the co-founder and CEO of Yueshang Group, he is responsible for investment operations and team management.

Kean Tat Che, Chief Financial Officer and Director

Mr. Che graduated from the University of Adelaide in Australia and majored in Accounting and Finance in 2005. He is a member of CPA Australia and has over 15 years of experience in accounting, auditing, corporate finance and IPO advisory. In 2006, he started his career as auditor with Ernst & Young LLP and left the firm in 2009. From 2009 to 2012, he worked as Corporate Finance Manager with ICH Group, which was involved in several IPO in South East Asia region. In 2013, he served as Vice President in Auscar Wealth Management Sdn Bhd, responsible for corporate finance, fund raising, merger and acquisition. From 2013 to 2016, he worked as Chief Financial Officer at Heyu Capital Group. From 2019 to 2020, he worked as Group CFO in Nova Group Holdings on HK stock exchange (stock code:1360), responsible for the group financial affairs, corporate financial activities, merger & acquisition and corporate restructurings. From 2020 to Present, Mr Che is working as the Vice President and CFO of Central Holding Group Ltd listed on HK stock exchange (stock code:1735), and CFO, Secretary & Executive Director at WeTrade Group, Inc. In his current role, Mr Che is tasked with the corporate affairs and potential mergers and acquisition.

Zhuo, Li, Chief Operation Officer and Director

Zhuo, Li graduated in 2011 from Beijing Commercial University in PRC with a degree in Economics. He has over 10 years of experience in the investment and financing industries. Since 2011, he is the founder and remains the Chairman of Lixingde Capital Group, an asset management company involved in corporate fundraising, financial advisory, and wealth management. In his current role, Mr. Li is tasked with seeking potential investors and funding for the company future’s acquisition and development.

Donghui Wang, Independent Director, Chair of Audit Committee and member of Compensation Committee

Mr. Wang has more than 20 years of experience in audit, corporate finance and private fund management. He received a bachelor’s degree in engineering from Tianjin Polytechnic University in 1992 and an MBA degree from Victoria University of Technology, Australia in 1997. Mr. Wang worked at Ernst & Young Beijing from 1997 to 1999 as a senior accountant. From 1999 to 2005, Mr. Wang served as a consultant in the PricewaterhouseCoopers Sydney ofﬁce and a senior manager in their Beijing ofﬁce. From 2005 to 2011, he served as Vice president and chief ﬁnancial ofﬁcer for Kingsoft Corporation Limited, listed in Hong Kong Stock Exchange (stock code: 3888). In 2011, he founded Shanghai Ameba Capital Co., Ltd, which currently manages a fund of RMB1.5 billion. Ameba Capital has invested in nearly 100 start-up companies to date, including Didi Kuai, Mushroom Street, Weima Automobile, Jushuitan, Yaobang, Aladdin, 2D Fire, Xiaoyang Education, Leyan Technology.

Daxue Li, Independent Director, Chair of Compensation Committee and member of Audit Committee and Nominating Committee

Mr. Li has more than 20 years of experience in TMT, e-commerce and information technology industry. In 1988, he was admitted to the Mathematics Department of Shandong University with the highest score of Science in the college entrance examination of the whole country. He was the vice-president and CTO of Tianji Network Company, in charge of technology research and development, technical service and customer execution. From 2008-2015, he served as senior vice president of JD.com group listed in NYSE (stock code: JD), in charge of technology research and development system. In 2015 he founded the Ciyun Technology Co Ltd. and remains the CEO. He is also the honorary technical advisor of the JD.com group.

Yuxing Ye, Independent Director, Chair of Nominating Committee and member of Audit Committee and Compensation Committee

Mr. Ye obtained his Juris Doctor degree from the Benjamin N. Cardozo School of Law, Yeshiva University in New York in 2007. Mr. Ye is an attorney licensed to practice in New York State and has over 13 years of experience in advising multinational and PRC companies in corporate law, banking law, investment funds, mergers and acquisitions and regulatory and compliance matters. Mr. Ye started his career as an in-house legal counsel with Bank of China, New York Branch and subsequently with The Bank of Nova Scotia, Singapore Branch, covering a broad range of legal matters involving US sanctions, regional credit markets, derivatives and fixed income products. From 2011 to 2017, he worked as an associate/of counsel with the UK based magic circle law firm Allen Overy LLP and PRC based red circle law firm King & Wood Mallesons and became a partner in 2018 at King & Wood Malleson. Mr. Ye’s legal practice focuses on cross-border merger and acquisitions as well as the related regulatory and compliance matters, involving take-over bids, asset and share purchases/divestures, project/acquisition financings, restructuring, US export control and other commercial arrangements etc. In early 2020, Mr. Ye joined another PRC red circle law firm Zhong Lun as a partner and continues his practice in the aforementioned space, with an even broader coverage of PRC listed companies and investment funds in their outbound acquisitions as well as compliance with US and European regulatory regimes.

Hung Fai Choi, Independent Director and member of the Audit Committee and Nominating Committee

Mr. Choi has over 10 years of experience in securities trading, fundraising activities, corporate finance and project investments. Mr. Choi possesses knowledge in financial analysis, corporate finance, corporate valuation and corporate governance. Mr. Choi graduated with a bachelor’s degree in business administration from the Chinese University of Hong Kong, and obtained a master of finance degree in corporate finance from the University of New South Wales in Australia. Mr. Choi is currently the founder and managing director of Draco Capital Limited and a responsible officer for Type 6 (advising on corporate finance) regulated activity of Draco Capital Limited under the Securities and Futures Ordinance (Chapter 571 of the Laws of Hong Kong). Mr. Choi is principally responsible for advising on corporate finance activities, pre-initial public offerings, merger & acquisitions, fundraising activities and corporate restructurings for private and public companies in the PRC, Malaysia and Hong Kong.

Ning Qin, Independent Director and member of the Compensation Committee and Nominating Committee

Mr. Qin is a graduate from the Law school of Versailles University in France, and majored in Arbitration and International business in 2008, Master of Laws. He has over 15 years of experience as a corporate counselor and lawyer, in M&A, investment and finance. In 2003, he started his career as Clerk with Court of Baqiao District of Xi’an in China and left in 2004. From 2004 to 2005, he worked as Paralegal with Shaanxi Haipu Law Firm in Xi’an of China. In 2008, he worked as a paralegal with Jane Willems’ Firm in Paris, France. From 2009 to 2013, he served as Senior Manager in Tian An China Investment Ltd., (stock code:0028), listed on HK stock exchange, responsible for the China legal and investment. In 2013, he worked as General Manager in Shaanxi HDTX Investment Ltd. In 2016, he served as Executive Director in Yulin FFL Environmental Energy Limited (member of ENGIE Group in France). In 2018, he worked as Assistant President in Guanghui Energy Group (stock code:600256), listed on SHH stock exchange. From 2020 to present, he is working as Equity Partner in Zhonglun W&D Law Firm in Xi’an.

ITEM 11. EXECUTIVE COMPENSATION

Directors’ Fees

Under the terms of the agreements, each of Messrs. Dai and Liu are entitled to receive a monthly salary of $8,000, effective from March 1, 2021, plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

Under the terms of the agreements, each of Messrs. Che and Li are entitled to receive a monthly salary of $5,000, effective from March 1, 2021, and plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

All the independent non-executive directors are entitled to receive a monthly salary of $2,000, effective from March 1, 2021.

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

Corporate Governance

Board Committees

We have established three committees under the board of directors: an Audit Committee, a Compensation Committee, and a Nominating Committee. Each committee is governed by a charter approved by our Board of Directors.

Audit Committee

Our Audit Committee consists of Donghui Wang (Chair), Daxue Li, Yuxing Ye, and Hung Fai Choi. Each member of the Audit Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee Financial Expert is Donghui Wang who qualifies as an “audit committee financial expert” within the definition of the SEC rules and possesses financial sophistication within the definition of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

●	selecting our independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by our independent registered public accounting firm;

●

reviewing with our independent registered public accounting firm any audit problems or difficulties and management’s response and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K;

●	discussing the annual audited financial statements with management and our independent registered public accounting firm;

●	annually reviewing and reassessing the adequacy of our Audit Committee charter;

●	meeting separately and periodically with the management and our independent registered public accounting firm;

●	regularly reporting to the full board of directors;

●	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposure; and

●	such other matters that are specifically delegated to our Audit Committee by our board of directors from time to time.

Compensation Committee

Our Compensation Committee consists of Daxue Li (Chair), Donghui Wang, Yuxing Ye and Ning Qin. Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. Our Compensation Committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee will be responsible for, among other things:

●	reviewing and approving to the board with respect to the total compensation package for our most senior executive officers;

●	approving and overseeing the total compensation package for our executives other than the most senior executive officers;

●	reviewing and recommending to the board with respect to the compensation of our directors;

●	periodically reviewing and approving any long-term incentive compensation or equity plans;

●	selecting compensation consultants, legal counsel or other advisors after taking into consideration all factors relevant to that person’s independence from management; and

●	programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Nominating Committee

Our Nominating Committee consists of Yuxing Ye (Chair), Daxue Li, Hung Fai Choi and Ning Qin. Each member of the Nominating Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. The nominating committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating Committee will be responsible for, among other things:

●	selecting and recommending to the board nominees for election by the shareholders or appointment by the board;

●	annually reviewing with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;

●	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

●

advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Outstanding Equity Awards at Fiscal Year-End

No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2020, although we may choose to adopt a plan for equity awards in the future.

Director Compensation

We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our directors and officers for their services in that capacity during the fiscal year ended December 31, 2020, although we may choose to adopt a policy in the future.

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

Name and Address of Beneficial Owner(1)	Title of Class	Amount(2)	Percent of Class(3)

Directors and named Executive Officers
Zheng, Dai	Common Stock	87,150,483	28.5%

Pijun, Liu	Common Stock	14,959,700	4.8%

Zhuo, Li	Common Stock	9,833,000	3.2%

Kean Tat, Che	Common Stock	9,833,000	3.2%

All Directors and executive officers as a group (three persons)	Common Stock	121,776,183	39.86%

5% Security Holders
Future Science and Technology Co Ltd(4)	Common Stock	87,150,483	28.5%
AiShangYou Limited(5)	Common Stock	81,725,304	26.8%
LD Property Limited	Common Stock	18,000,000	5.9%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by over as no options are issued or outstanding.

(2)	Calculation based on 305,451,498 shares of common stock issued and outstanding as of the date of this prospectus.

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

(4)	Zheng Dai has sole voting and dispositive power over the shares held by Future Science and Technology Co Ltd.

(5)	Shufeng Zang, a non-affiliate of the registrant, has sole voting and dispositive power over the shares held by AiShangYou Limited.

(6)	LD Property Limited is an equity incentive trust company, the ordinary shares of Company that held by trust company was awarded to company employees.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2019	$37,000	$0	$0	$245,000	$282,000
2020	$100,300	$0	$3,000	$180,000	$280,300

Audit Fees: The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: The aggregate fees billed for assurance and related services rendered by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the previous item, Audit Fees.

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees: The aggregate fees billed for legal fee and services provided by the lawyers and other parties other than those disclosed above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Balance Sheets at December 31, 2020 and 2019

•	Statements of Operations for the year ended December 31, 2020 and 2019

•	Statements of Stockholders’ Equity for the year ended December 31, 2020 and 2019

•	Statements of Cash Flows for the year ended December 31, 2020 and 2019

•	Notes to the Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation *

3.2	Articles of Amendment of Articles of Incorporation **

3.3	By-Laws *

14	Code of Business Conduct and Ethics ***

31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith

32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith

101

Financial statements of WeTrade Group Inc for the year ended December 31, 2020 and 2019 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ****

_______________

*	Incorporated herein by reference to WeTrade Group Inc Registration Statement on Form S-1/A filed with the SEC on September 20, 2019.

**	Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 31, 2012.

***	Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on September 1, 2020.

****	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated: March 31, 2021	By: /s/ Pijun Liu
Pijun, Liu Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2021	By: /s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WeTrade Group, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WeTrade Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020, 2019 and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for 2020 and for the period from March 28, 2019 (inception) to December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company’s auditor since 2019

Diamond Bar, California

March 31, 2021

WETRADE GROUP INC

CONSOLIDATED BALANCE SHEETS

As of December 31

(All amounts shown in U.S. Dollars)	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and Cash Equivalents	$4,640,603	$6,591,128
Accounts receivables	2,609,520	-
Note receivable	3,097,981
Other receivables	270,681	-
Prepayments	61,707	-
Total Current Assets	10,680,492	6,591,128
Right of use assets	2,813,186	-
Intangible asset, net	49,029	-

Total Assets:	$13,542,707	$6,591,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account Payables	$8,176	$-
Accrued expenses	263,355	32,000
Tax payables	828,695	-
Amount due to related parties	416,501	1,754,515
Lease liabilities, current	569,865	-
Other payables	90,632	-
Total Current Liabilities	2,177,224	1,786,515

Lease liabilities, non- current	2,471,598	-
Total Liabilities	4,648,822	1,786,515

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at December 31, 2020 and 300,222,000 issued and outstanding at December 31, 2019*	-	-
Additional Paid in Capital	6,057,520	222,020
Share to be issued	-	5,000,000
Accumulated other comprehensive income	578,735	-
Retained Earnings/ (Accumulated Deficit)	2,257,630	(417,407)
Total Stockholders’ Equity	8,893,885	4,804,613

Total Liabilities and Stockholders’ Equity	$13,542,707	$6,591,128

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the year ended December 31, 2020	From the period March 28, 2019 (Inception) to December 31, 2019
Revenue:
Service revenue, non-related party	$3,440,312	$-
Service revenue, related party	2,831,252	-
	6,271,564	-
Cost of Revenue	(615,595)	-
Gross Profit	5,655,969
Operating Expenses:
General and Administrative	(1,901,336)	(417,407)
Operations Profit/ (Loss)	3,754,633	(417,407)
Other income	82,960	-
Net Income/ (Loss) before income tax	3,837,593	(417,407)
Income tax expense	(1,162,556)	-
Net Income/ (loss)	$2,675,037	$(417,407)
Other Comprehensive Income
Foreign currency translation adjustment	578,735	-
Comprehensive Income (Loss)	3,253,772	(417,407)

Net income (loss) per share - basic and diluted	$0.01	$(0.00)
Weighted average number of shares outstanding*; Basic and Diluted	304,166,073	300,222,000

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

	Common Stock		Additional Paid in	Share to be	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder
	Shares*	Amount	Capital	issued	Deficit)	income	Equity
Balance as of March 28, 2019 (inception)	300,000,000
Stock issued during the year	222,000		222,020				222,020
Stock to be issued				5,000,000			5,000,000
Net loss for the period					(417,407)		(417,407)
Balance as of December 31, 2019	300,222,000	$-	$222,020	$5,000,000	$(417,407)	$-	$4,804,613
Stock issued during the year	5,229,498		5,835,500	(5,000,000	-	-	835,500
Foreign currency translation adjustment			-	-	-	578,735	578,735
Net income for the year				-	2,675,037	-	2,675,037
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$-	$2,257,630	578,735	$8,893,885

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2020 and 2019

		From the period March 28, 2019
	For the year December 31, 2020	(Inception) to December 31, 2019

Cash Flows from Operating Activities:

Net Income/ (Loss)	$2,675,037	$(417,407)
Adjustment to reconcile net income to cash flows from operating activities:
Amortization of intangible assets	11,696	-
Changes in Operating Assets and Liabilities:
Trade Receivables	(2,489,993)	-
Intangible asset	(58,480)
Other receivables	(258,282)	-
Prepaid expenses	(41,141)	-
Trade payable	7,802	-
Amount due to related parties	-	254,515
Accrued expenses	220,658	32,000
Tax payables	828,695	-
Other payable	48,524	-
Right of use assets	(2,684,330)	-
Lease liabilities	2,902,151	-
Net Cash Flows provided by/ (used in) Operating Activities:	1,162,337	(130,892)

Cash flow from financing activities:
Proceeds from issuance of common stock	835,500	222,020
Share to be issued	-	5,000,000
Note receivable	(2,957,622)	-
Related party loan	(1,560,020)	1,500,000
Net cash (used in)/ provided by financing activities:	(3,682,142)	6,722,020

Effect of exchange rate changes on cash	569,280	-

Change in Cash and Cash Equivalents:	(1,950,525)	6,591,128

Cash and Cash Equivalents, Beginning of Period	6,591,128	-

Cash and Cash Equivalents, End of Period	$4,640,603	$6,591,128

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$1,162,556	$-

The accompanying notes are an integral part of these financial statements.

WeTrade Group Inc

Notes to Financial Statements

December 31, 2020

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group, Inc. was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing technical services and solutions via its membership-based social e-commerce platform. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

We provide technology services to both individual and corporate users. Through Yueshang Beijing, we provide “YCloud” service to our customer, Zhuozhou Weijiafu Information Technology Limited, or Weijiafu, a PRC technology company, which provide “YCloud” services to individual and corporate micro-business owners. The market individual micro-business owners represents a potential of 330 million users by the year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong, the Philippines, and Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms. Plan to negotiate with Kakao Talk, Line, Whatsapp, Ohho, and Bluechat. Additionally, we have formed long-term technical collaborations with Yuetao App, Daren App, Yuebei App, Zhiding App, Yuedian App, and Lvyue App through Weijiafu.

In January 2020, we appointed 3rd party software company to develop an auto-billing management system (“WeTrade System”), to provide online payment services for our customers in PRC. The main functions of YCloud System are users’ marketing relationship, CPS commission profit management, multi-channel data statistics, AI fission and management, improved supply chain system. YCloud applications cover the micro business industry, tourism industry, hospitality industry, livestreaming and short video industry, medical beauty industry and traditional retail industry.

Currently, YCloud serves the micro business industry. We expect to expand the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

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

As of December 31, 2020, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	100%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, impairment assessments of goodwill, valuation of deferred tax assets, rebilling collections and certain accrued liabilities such as contingent liabilities.

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

	As of
	December 31, 2020	December 31, 2019

RMB: US$ exchange rate	6.53	6.96

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to December 31, 2020.

	Year ended December 31,
	2020	2019

RMB: US$ exchange rate	6.84	7.01

The balance sheet amounts, with the exception of equity, December 31, 2020 and December 31, 2019 were translated at 6.53 RMB and 6.96 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended December 31, 2020 and year ended December 31, 2019 were 6.84 RMB and 7.01 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

Intangible Asset

Intangible asset is software development cost of YCloud system incurred by the Company, it will be amortized on a straight line basis over the estimated useful life of 5 years.

Commitments and contingencies

On September 16, 2020 the Company entered into lease agreement for a new office space in Beijing. The term of the lease is for a (5) Five Years with first 4 months free on the 1st year of the term and 1st month free of each following years of the term. The monthly rent on the 1st year will be $54,081 with a 6% increase for each subsequent year. Total commitment for the full term of the lease will be $3,424,163.

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (“ASU”) No. 2016-02, which requires lessees to recognize the rights and obligations created by leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-11, Targeted Improvements, ASU No. 2018-10, Codification Improvements to Topic 842, and ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $2,813,186 of operating lease right-of-use asset and $3,041,463 of operating lease liabilities were reflected on the Company’s December 31, 2020 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$217,821

Other information
Cash paid for amounts included in the measurement of lease liabilities for the quarter ended 12/31/2020	-
Weighted average remaining lease term-operating leases (in years)	4.67
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,813,186
Total right-of-use assets	$2,813,186

Short-term operating lease liabilities	569,865
Long-term operating lease liabilities	2,471,598
Total operating lease liabilities	$3,041,463

Maturities of the Company’s lease liabilities are as follows:

Year ending December 31,
2021	709,227
2022	690,685
2023	733,273
2024	777,890
2025	513,088
Total lease payments	3,424,163
Less: Imputed interest/present value discount	(382,700)
Present value of lease liabilities	$3,041,463

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

Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 305,451,498 shares issued and outstanding as of December 31, 2020.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2020 and 2019, there were no potentially dilutive shares.

	2020	2019
Statement of Operations Summary Information:
Net Profit/ (loss)	$2,675,037	$(417,407)
Weighted-average common shares outstanding - basic and diluted	304,166,073	300,222,000
Net loss per share, basic and diluted	$0.01	$(0.00)

NOTE 3. REVENUE

In the business of providing technical services and solutions via a social e-commerce platform, we are committed to providing an international cloud-based intelligence system and independently developed the “YCloud” system. We aim to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis. Weijiafu is in charge of the client profiles. Meanwhile, all YCloud users’ information is retained within YCloud system.

We derive our revenue from service fees charged for transactions conducted through YCloud. We receive 2%-3.5% of the total Gross Merchandise Volume generated in the platform as a service fee through our agreement with Weijiafu, depending on the type of service and industry. Gross Merchandise Volume, or GMV, is a term used in online retailing to indicate a total sales monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally settle the service fee with Weijiafu within the first ten days of each calendar month.

As of year ended December 31, 2020, we generated revenues from a non-related party amounting $3,440,312 and a related party amounting $2,831,252.

NOTE 4 – CASH

As of December 31, 2020, the Company held cash in bank in the amount of $4,640,603 which consist of the following:

	December 31, 2020	December 31, 2019
Bank Deposits-China	$4,593,943	5,000,014
Bank Deposits-Singapore	46,660	1,591,114
	4,640,603	6,591,128

NOTE 5 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(11,696)	$45,447	5
Foreign currency translation adjustment	-	-	3,582
Intangible assets, net	$57,143	$(11,696)	$49,029

Amortization expense for intangible assets was $11,696 for the year ended December 31, 2020.

Expected future intangible asset amortization as of December 31, 2020 was as follows:

Fiscal years:
Remaining 2020	$49,029
2021	36,772
2022	24,515
2023	12,257

NOTE 6 – ACCOUNT RECEIVABLES

As of December 31, 2020, account receivables consist of the following:

	December 31, 2020	December 31, 2019
Account Receivables	$2,609,520	-

Account receivables-Third parties is related to the services fee receivable from a third party customer.

NOTE 7 – NOTE RECEIVABLES

As of December 31, 2020, Note receivables consist of the following:

	December 31, 2020	December 31, 2019
Note receivables	3,097,981	-

Note receivable is related to the short-term loan of RMB 30 million to a third party with annual interest of 5%, which will be matured on November 4, 2021. As at December 31, 2020, the accrued interest for the loan is $33,646.

NOTE 8 – OTHER RECEIVABLES

As of December 31, 2020, other receivables is consist of rental deposit, property management fee deposit, prepaid trademark and system set up fees as follow:

	December 31, 2020	December 31, 2019
Rental deposit	230,620	-
Property management fee deposit	34,290	-
Prepaid trademark and system set up fee	3,318	-
Others	2,453	-
	270,681	-

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

As of December 31, 2020, amount due to related parties consist of the following:

	As of December 31, 2020	As of December 31, 2019

Related parties payable	276,500	254,515
Related party loan	140,000	1,500,000
	$416,500	1,754,515

The related party balance of $416,500 represented an outstanding loan of $140,000 from the related company owned by Company’s director-Dai Zheng for daily business operation in Singapore, and professional expenses paid on behalf by Director of $276,500 and which consist of $224,500 advance from Dai Zheng, $42,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

The Company have settled related party loan of $650,000 and $710,000 in January 21, 2020 and March 2, 2020 respectively due to cost cutting in business operation in Singapore as a result of change in business plan. As of December 31, 2020, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 10 – TAX PAYABLES

As of December 31, 2020, tax payable of $828,695 is consist of PRC corporate income tax at the rate of 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 11 – OTHER PAYABLES

Other payables of $90,632 is consist of the payables of securities account set up fee and related documentation expenses.

NOTE 12 – EQUITY

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with no par value as of December 31, 2020.

On March 29, 2019, the company has issued 100,000,000 shares with no par value to thirty-three founders. On September 3, 2019, the company has issued a total 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares has increased to 100,074,000 shares as at December 31, 2019.

In February, 2020, there are 1,666,666 shares issued at $3 per share to 2 new shareholders. On July 10, 2020, the company has issued another 26,000 shares at $3 per share to 2 new shareholders and the total outstanding shares has increased to 101,766,666 shares.

On September 15, 2020, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effectuate a 3 for 1 forward stock split. The total issued and outstanding shares of the Company’s common stock has been increased from 101,766,666 to 305,299,998 shares, with the par value unchanged at zero.

On September 21, 2020, there are 151,500 shares issued at $5 per share to 303 new shareholders, the Company’s common stock issued has been increased to 305,451,498 shares as of December 31, 2020.

NOTE 13 – INCOME TAXES

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

The Company is currently conducting its major operations in the PRC through Yueshang Information Technology (Beijing) Co., Ltd., Yushang Group (Hunan) Network Technology Limited and Yueshang Technology Group( Hainan) Limited, which are in accordance with the relevant tax laws and regulations and the corporate income tax rate in China is 25%.

NOTE 14 – SUBSEQUENT EVENTS

On January 25, 2021, the Company has provided a short-term loan of RMB 9 million (approximately of USD 1.38 million) to a third party with annual interest of 5%, which will be matured on November 4, 2021.

On January 27, 2021, the Company has appointed a third party software company to develop a customized YCloud system to provide auto-billing management, stock management and online payment systems for a PRC tobacco Company. The estimated total development cost of customized YCloud system will be RMB 7 million (approximately of USD 1.08 million), the company has paid RMB 4 million (approximately of USD 0.62 million) for the initial development cost on January 27, 2021.

On January 27, 2021, the Company made the payment of RMB 5 million (approximately of USD 0.77 million) for its renovation expenses of new office located in Beijing Economic and Technological Development Zone, Beijing, China. The Company is plan to move the headquarter to the above-mentioned office in July 2021.

