Form 10-Q
period 2021-03-31
WeTrade Group Inc.
filed 2021-05-28
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

(86) 18350283270
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 28, 2021, there were 305,451,498 shares of common stock outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,672,940	4,640,603
Accounts Receivables	2,880,285	2,609,520
Note receivable	4,516,275	3,097,981
Other receivables	51,193	50,786
Prepayments	1,313,949	61,707
Total current assets	11,434,642	10,460,597
Non current Assets:
Right of use assets	2,668,764	2,813,186
Intangible asset, net	45,782	49,029
Rental deposit	219,020	219,895
Total non-current assets	2,933,566	3,082,110

Total Assets:	14,368,208	13,542,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	669,469	8,176
Accrued expenses	238,634	263,355
Tax payables	275,500	828,695
Amount due to related parties	452,500	416,500
Lease liabilities, current	585,153	569,865
Other payables	344,547	90,633

Total Current Liabilities	2,565,803	2,177,224

Lease liabilities, non current	2,308,369	2,471,598
Total Liabilities	4,874,172	4,648,822

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at March 31, 2021 and 305,451,498 issued and outstanding at December 31, 2020	-	-
Additional Paid in Capital	6,057,520	6,057,520
Accumulated other comprehensive income (loss)	526,802	578,735
Retained Earning/ (Accumulated Deficit)	2,909,714	2,257,630
Total Stockholders’ Equity	9,494,036	8,893,885

Total Liabilities and Stockholders’ Equity	$14,368,208	13,542,707

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

 STATEMENTS OF OPERATIONS

Unaudited

	Three Months ended March 31 2021	Three Months ended March 31 2020
Revenue:
Service revenue, related party	-	21,070
Service revenue	2,780,923	--
Total service revenue	2,780,923	21,070
Cost of revenue	(146,308)	-
Gross Profit	2,634,615	21,070

Operating expenses:

General and Administrative	1,889,190	25,070
Operations Profit/ (Loss)	745,425	(25,070)
Other revenue/ (loss)	83,515	3,539
Net Profit/ (Loss) before Income Tax	828,940	(461)
Income tax expense	176,856	-
Net income (loss) attributable to noncontrolling interest	652,084	(461)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(51,933)	(57,060)
Total comprehensive Income (Loss)	600,151	(56,599)

Basic and Diluted Net Income (Loss) per share:	0.00	(0.00)

Weighted average number of shares outstanding; Basic and Diluted*	305,451,498	301,888,665

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

	For the Period	From the period
	March 31, 2021	March 31, 2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income/ (Loss)	$652,084	(461)
Amortization of intangible asset	3,084

Changes in Operating Assets and Liabilities:
Accounts receivables	(284,056)	-
Note receivable	(1,444,683)	-
Other receivables	(615)	-
Prepayments	(1,272,083)	(13,531)
Amount due to related parties	36,000	(1,338,000)
Intangible assets	-	(56,191)
Accounts payables	668,159	-
Accrued expenses	254,206	(11,790)
Right of use assets	133,224	-
Lease liabilities	(135,835)	-
Tax payables	(578,814)	-
Net Cash Flows Used in Operating Activities:	(1,969,329)	(1,419,973)

Cash flow from financing activities:
Share issued for cash	-	78,000
Net cash provided by financing activities:	-	78,000
Effect of exchange rate changes on cash	1,666	(57,060)
Change in Cash and Cash Equivalents:	(1,967,663)	(1,399,033)

Cash and Cash Equivalents, Beginning of Period	4,640,603	6,591,128

Cash and Cash Equivalents, End of Period	$2,672,940	5,192,095

Supplemental Cash Flow Information:
Cash paid for interest	$-	-
Cash paid for taxes	$553,195	-

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended March 31, 2021 and 2020

Three months ended March 31, 2021 (Unaudited)

	Common Stock		Additional Paid in	Share to be	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	issued	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$-	$2,257,630	$578,735	$8,893,885
Foreign currency translation adjustment			-	-		(51,933)	(51,933)
Net income for the period				-	652,084	-	652,084
Balance as of March 31, 2021	305,451,498	$-	$6,057,520	$-	$2,909,714	526,802	$9,494,036

Three months ended March 31, 2020 (Unaudited)

	Common Stock		Additional Paid in	Share to be	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares*	Amount	Capital	issued	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2019	300,222,000	$-	$222,020	$5,000,000	$(417,407)	$-	$4,804,613
Stock issued during the period	4,999,998	-	5,000,000	(5,000,000)	-	-	-
Share to be issued	-	-	-	78,000	-	-	78,000
Foreign currency translation adjustment	-	-	-	-	-	(57,060)	(57,060)
Net income for the period	-	-	-	-	$(461)	-	$(461)
Balance as of March 31, 2020	305,221,998	$-	$5,222,020	$78,000	$(417,868)	(57,060)	$4,825,092

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

Wetrade Group Inc

Notes to Financial Statements

For the Three Months Ended March 31, 2021

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

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

Our Business

We believe that YCloud the first global micro-business cloud intelligent internationalization system. It conducts multi-channel data analysis through the learning of big data and social recommendation relationships. It also provides users with independent research and development of community AI fission and management systems and supply chain systems. It focuses on solving the problem of new maintenance, supply chain CPS integration output, and enrich the functional needs of users. YCloud has four main functions and competitive advantages as follows

Multiple integrated payment methods and payment analytics: the YCloud system provides micro-business owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners offer multiple channels of payments to their customers, including Alipay, WeChat, and UnionPay. Meanwhile, YCloud assigns a bar code to merchandises that purchasers can then scan to pay, allowing purchasers to make payments both online and offline. This proprietary payment technology allows our customers to reduce labor costs and error rates, thus significantly improving data analysis.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020, and its cash flows for the three months ended March 31, 2021 and 2020. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2020.

As of March 31, 2021, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	100%
WeTrade Digital (Beijing) Technology Co Limited (FKA: XiaoShang Technology Beijing Co Limited)	P.R.C	100%

Nature of Operations

WeTrade Group Inc. (the “Company” or or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of March 31, 2021, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	Providing of social e-commerce services, technical system support and services
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	Providing of social e-commerce services, technical system support and services
WeTrade Digital (Beijing) Technology Co Limited (FKA: XiaoShang Technology Beijing Co Limited)	P.R.C	Providing of social e-commerce services, technical system support and services

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to March 31, 2021.

	March 31, 2021	December 31, 2020
RMB: US$ exchange rate	6.55	6.53

The balance sheet amounts, with the exception of equity, March 31, 2021 and December 31, 2020 were translated at 6.55 RMB and 6.53 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the period ended March 31, 2021 and year ended December 31, 2020 were 6.49 RMB and 6.84 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $2,672,940 as of March 31, 2021.

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

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

Operating leases are included in operating lease right-of-use (“ROU”) assets and short-term and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, we use the industry incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $2,668,764 of operating lease right-of-use asset and $2,893,522 of operating lease liabilities were reflected on the Company’s March 31, 2021 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$172,289

Other information
Cash paid for amounts included in the measurement of lease liabilities for the quarter ended 3/31/2021	173,138
Weighted average remaining lease term-operating leases (in years)	4.417
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,668,764
Total right-of-use assets	$2,668,764

Short-term operating lease liabilities	585,153
Long-term operating lease liabilities	2,308,369
Total operating lease liabilities	$2,893,522

Maturities of the Company’s lease liabilities are as follows:

Year ending March 31,
2021	716,792
2022	699,190
2023	742,474
2024	786,913
2025	292,026
Total lease payments	3,237,396
Less: Imputed interest/present value discount	(343,874)
Present value of lease liabilities	$6,130,917

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

Profit Per Share

Basic net income per share of common stock attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of March 31, 2021, there were no potentially dilutive shares.

	For the period March 31, 2021	For the period March 31, 2020
Statement of Operations Summary Information:
Net Profit/ (Loss)	$652,084	(461)
Weighted-average common shares outstanding - basic and diluted	305,451,498	301,888,665
Net loss per share, basic and diluted	$0.00	(0.00)

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

We derive our revenue from service fees charged for transactions conducted through YCloud. We receive 3.5% of the total Gross Merchandise Volume generated in the platform as a service fee through our agreement with our customers (such as Weijiafu and Hainan Changtongfu), depending on the type of service and industry. Gross Merchandise Volume, or GMV, is a term used in online retailing to indicate a total sales monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally settle the service fee with customers within the first ten days of each calendar month.

As of and for the period ended March 31, 2021, we generated revenues from two customers amounting $2,780,923.

NOTE 5 – CASH AT BANK

As of March 31, 2021, the Company held cash in bank in the amount of $2,672,940 which consist of the following:

	March 31, 2021	December 31, 2020
Bank Deposits-China	$2,645,084	4,593,943
Bank Deposits-Singapore	27,856	46,660
	2,672,940	4,640,603

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(15,418)	$41,725	5
Foreign currency translation adjustment	-	-	4,057
Intangible assets, net	$57,143	$(3,266)	$45,782

Amortization expense for intangible assets was $3,084 for the three months period ended March 31, 2021.

Expected future intangible asset amortization as of March 31, 2021 was as follows:

Fiscal years:
Remaining 2021	$12,327
2022	12,326
2023	12,326
Thereafter	8,802

NOTE 7 – ACCOUNT RECEIVABLES

As of March 31, 2021, account receivables consist of the following:

	March 31, 2021	December 31, 2020
Services fee receivable	$2,880,285	2,609,520
	2,880,285	2,609,520

Account receivables-Third parties is related to the services fee receivable from third party customers.

NOTE 8 – PREPAYMENTS

As of March 31, 2021, prepayments consist of the following:

	March 31, 2021	December 31, 2020
Office furniture	$611,276	-
Block chain software and annual fee	692,434	-
Software licenses fee and others	10,239	61,707
	1,313,949	61,707

NOTE 9 – NOTE RECEIVABLES

As of March 31, 2021, Note receivables consist of the following:

	March 31, 2021	December 31, 2020
Note receivables	$4,516,275	3,097,981
	4,516,275	3,097,981

Note receivable is related to the short-term loan of RMB 30 million to a third party with annual interest of 5%, which will be matured on November 4, 2021. As at March 31, 2021, the accrued interest for the loan is $57,026.

NOTE 10 – OTHER RECEIVABLES

As of March 31, 2021, other receivables consist of rental deposit, property management fee deposit, prepaid trademark and system set up fees as follow:

	March 31, 2021	December 31, 2020
Rental deposit	$10,682	10,725
Property management fee deposit	34,153	34,290
Prepaid trademark and system set up fee	-	3,318
Others	6,358	2,453
	51,193	50,786

NOTE 11 – RENTAL DEPOSIT

As of March 31, 2021 and December 31, 2020, rental deposit of $219,020 and $219,895 is the office lease deposit with the tenancy period of 5 years.

NOTE 12 – AMOUNT DUE TO DIRECTOR

As of March 31, 2021, amount due to related parties consist of the following:

	As of March 31, 2021	As of December 31, 2020

Related parties payable	276,500	276,500
Related party loan	140,000	140,000
Director fee payable	36,000	-
	$452,500	416,500

The related party balance of $452,500 represented an outstanding loan of $140,000 from the related company owned by Company’s director-Dai Zheng for daily business operation in Singapore, and professional expenses paid on behalf by Director of $276,500 and which consist of $224,500 advance from Dai Zheng, $42,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of March 31, 2021, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 13 – ACCRUED EXPENSES

Accrued expenses of $238,633 consists of the accrued payroll, CPF and social welfare as follow:

	March 31, 2021	December 31, 2020
Accrued payroll	$238,633	263,355
	238,633	263,355

NOTE 14 – TAX PAYABLES

As of March 31, 2021, tax payable of $275,501 (December 31, 2020: $828,695) is consist of PRC corporate income tax at the rate of 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 15 – OTHER PAYABLES

As of March 31, 2021, other payables of $344,547 is consist of the payables of securities account set up fee and office rental expenses.

NOTE 16 – SHAREHOLDERS’ EQUITY (DEFICIT)

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with no par value as of March 31, 2021.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three months period ended March 31, 2021 and 2020.

Results of Operations for the Three months period Ended March 31, 2021 and 2020

	For the period March 31, 2021	From the period March 31, 2020
Revenue:
Service revenue- related party	-	21,070
Service revenue- non related party	$2,780,923	-
		21,070
Cost of Sales	(146,308)	-
Gross Profit	2,634,615	21,070
Operating Expenses:
General and Administrative	1,889,190	25,070
Operations Profit/ (Loss)	745,425	(4,000)
Other revenue	83,515	3,539
Net Profit/ (Loss) before income tax	828,940	(461)
Income tax expense	(176,856)	-
Net income/ (loss)	652,084	(461)
Basic and Diluted Net Loss per share:	0.00	(0.00)

Revenue from Operations

For the three-month period ended March 31, 2021, total revenue was $2,780,923 from customers, which are mainly from the service revenue generated from auto-billing management system from customers.

Cost of revenue

Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period. The increase is in line with the increase in revenue during the period.

General and Administrative Expenses

For the three months period ended March 31, 2021, general and administrative expenses were $1,889,190, the increase is mainly due to increase in the payroll expenses as a result of 89 new staffs were recruited for software development during the period as compared to nil in prior period.

Net Income (Loss)

As a result of the factors described above, there was a net profit of $652,084 for the three months period ended March 31, 2021, the increase mainly due to revenue generated from auto-billing management system from related party.

Revenue from Operations

For the three-month period ended March 31, 2021, total revenue was $2,780,923 from customers, which are mainly due to increase in service revenue generated from auto-billing management system from micro-business users.

General and Administrative Expenses

For the three months period ended March 31, 2021, general and administrative expenses were $1,889,190, the increase is mainly due to increase in the payroll expenses as a result of 89 new staffs were recruited for software development during the period.

Net Income (Loss)

As a result of the factors described above, there was a net profit of $652,084 for the three months period ended March 31, 2021, the increase mainly due to increase in revenue generated from auto-billing management system from customers.

Liquidity and Capital Resources

As of March 31, 2021, we had cash on hand of $2,672,940. The decrease is mainly due to additional short term loan of approximate $1.37 million (RMB 9 million) to third party during the period.

Operating activities

Our continuing operating activities used cash of ($1,969,329) during the period, which was mainly due to additional short term loan of $1.37 million (RMB 9 million) to third party during the period.

Financing activities

Cash provided in our financing activities was nil for the three months period ended March 31, 2021.

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

With respect to the period ending March 31, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2021, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of March 31, 2021, we did not maintain effective internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2021, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2021, there are no recent sales of unregistered securities and the Company total outstanding shares is 305,491,498 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2021.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended March 31, 2021, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated May 28, 2021	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

