Form 10-Q
period 2021-06-30
WeTrade Group Inc.
filed 2021-08-16
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

As of August 16, 2021, there were 305,451,498 shares of common stock outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,210,464	$4,640,603
Accounts Receivables	4,151,236	2,609,520
Note receivable	3,665,808	3,097,981
Other receivables	12,898	5,771
Prepayments	1,863,217	61,707
Total current assets	12,903,623	10,415,582
Non current Assets:
Property and equipment, net	170,428	-
Right of use assets	2,574,212	2,813,186
Intangible asset, net	43,411	49,029
Rental deposit	34,058	264,910
Total non-current assets	2,822,109	3,127,125

Total Assets:	$15,725,732	$13,542,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	184,891	8,176
Accrued expenses	223,815	263,355
Tax payables	272,210	828,695
Amount due to related parties	560,500	416,500
Lease liabilities, current	612,537	569,865
Other payables	176,254	90,633

Total Current Liabilities	2,030,207	2,177,224

Lease liabilities, non current	2,187,361	2,471,598
Total Liabilities	$4,217,568	$4,648,822

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Additional Paid in Capital	6,057,520	6,057,520
Accumulated other comprehensive income	698,900	578,735
Retained Earning	4,751,744	2,257,630
Total Stockholders’ Equity	$11,508,164	$8,893,885

Total Liabilities and Stockholders’ Equity	$15,725,732	$13,542,707

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF OPERATIONS

Unaudited

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	$-	$855,293	$-	$876,363
Service revenue	3,882,893	-	6,663,816	-
Total service revenue	3,882,893	855,293	6,663,816	876,363
Cost of revenue	(190,459)	-	(336,767)	-
Gross Profit	3,692,434	855,293	6,327,049	876,363

Operating expenses
General and administrative expense	$1,767,457	$272,608	$3,656,646	$297,698
Total operating expenses	(1,767,457)	(272,608)	(3,656,646)	(297,698)

Profit from operations	1,924,977	582,685	2,670,403	578,665
Other revenue	115,084	121	198,599	121

Profit before provision for income taxes	2,040,061	582,806	2,869,002	578,786
Income tax provision	(198,031)	(12,553)	(374,888)	(12,553)

Net income	$1,842,030	$570,253	$2,494,114	$566,233

Comprehensive income
Net income	$1,842,030	$570,253	$2,494,114	$566,233
Other comprehensive income
Foreign currency translation adjustment	172,098	(3,559)	120,165	(57,060)

Total comprehensive income	$2,014,128	$566,694	$2,614,279	$509,173

Earning per share, basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted-average shares outstanding, basic and diluted*	305,451,498	302,721,999	305,451,498	301,888,665

____________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

	For the Period	From the period
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income	$2,494,114	$566,233
Adjustment to reconcile net income to cash flows from operating activities:
Amortization of intangible asset	6,206	-

Changes in Operating Assets and Liabilities:
Accounts receivables	(1,509,231)	(444,473)
Note receivable	(564,562)	-
Other receivables	227,063	(20,688)
Prepayments	(1,407,521)	(56,422)
Amount due to related parties	144,000	(1,338,014)
Intangible assets	-	(54,679)
Accounts payables	176,447	-
Accrued expenses	229,682	142,628
Right of use assets	272,426	-
Lease liabilities	(277,733)	-
Other payables	(753,280)	5,731
Net Cash Used in Operating Activities:	$(962,389)	$(1,199,684)

Cash flow from investing activity:
Office equipment	(170,265)	-
Net cash provided by investing activity:	(170,265)	-
Cash flow from financing activities:
Share issued for cash	-	219,202
Net cash provided by financing activities:	-	219,202
Effect of exchange rate changes on cash	(297,485)	(60,620)
Change in Cash and Cash Equivalents:	(1,430,139)	(1,041,102)

Cash and Cash Equivalents, Beginning of Period	$4,640,603	$6,591,128

Cash and Cash Equivalents, End of Period	$3,210,464	5,550,026

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	$1,078,125	$-

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended June 30, 2021 and 2020

Three months ended June 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of March 31, 2021	305,451,498	$-	$6,057,520	$2,909,714	$526,802	$9,494,036
Foreign currency translation adjustment			-		172,098	172,098
Net income for the period				1,842,030	-	1,842,030
Balance as of June 30, 2021	305,451,498	$-	$6,057,520	$4,751,744	$698,900	$11,508,164

Six months ended June 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$2,257,630	$578,735	$8,893,885
Foreign currency translation adjustment	-	-	-	-	120,165	120,165
Net income for the period	-	-	-	$2,494,114	-	$2,494,114
Balance as of June 30, 2021	305,451,498	$-	$6,057,520	$4,751,744	$698,900	$11,508,164

Three months ended June 30, 2020 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares*	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of March 31, 2020	305,221,998	$-	$5,300,020	$(417,868)	$(57,060)	$4,825,092
Foreign currency translation adjustment			-		(3,559)	(3,559)
Net income for the period				566,694	-	566,694
Balance as of June 30, 2020	305,221,998	$-	$5,300,020	$148,826	$(60,619)	$5,388,227

Six months ended June 30, 2020 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares*	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2019	300,222,000	$-	$5,222,020	$(417,407)	$-	$4,804,613
Stock issued during the period	4,999,998		78,000	-	-	78,000
Foreign currency translation adjustment	-	-	-	-	(60,619)	(60,619)
Net income for the period	-	-	-	$566,233	-	$566,233
Balance as of June 30, 2020	305,221,998	$-	$5,300,020	$148,826	$(60,619)	$5,388,227

_______________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Wetrade Group Inc

Notes to Financial Statements

For the Six Months Ended June 30, 2021

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

The condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2021, the results of its operations for the period ended June 30, 2021 and 2020, and its cash flows for the period ended June 30, 2021 and 2020. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

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

As of June 30, 2021, the details of the consolidating subsidiaries are as follows:

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to June 30, 2021.

	June 30, 2021	December 31, 2020
RMB: US$ exchange rate	6.46	6.53

The balance sheet amounts, with the exception of equity, June 30, 2021 and December 31, 2020 were translated at 6.45 RMB and 6.53 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the period ended June 30, 2021 and year ended December 31, 2020 were 6.46 RMB and 6.84 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $3,210,464 as of June 30, 2021.

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

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and any recorded impairment. The estimated useful lives of computer and office equipment is 3 years.

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $2,574,212 of operating lease right-of-use asset and $2,799,898 of operating lease liabilities were reflected on the Company’s June 30, 2021 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$230,770

Other information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended 6/30/2021	351,456
Weighted average remaining lease term-operating leases (in years)	4.17
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,574,212
Total right-of-use assets	$2,574,212

Short-term operating lease liabilities	612,537
Long-term operating lease liabilities	2,187,361
Total operating lease liabilities	$2,799,898

Maturities of the Company’s lease liabilities are as follows:

Year ending June 30,
2021	365,866
2022	698,898
2023	741,993
2024	787,140
2025	519,190
Total lease payments	3,113,087
Less: Imputed interest/present value discount	(313,189)
Present value of lease liabilities	$5,912,985

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of June 30, 2021, there were no potentially dilutive shares.

	For the period June 30, 2021	For the period June 30, 2020
Statement of Operations Summary Information:
Net Profit	$2,494,114	$566,233
Weighted-average common shares outstanding - basic and diluted	305,451,498	301,888,665
Net loss per share, basic and diluted	$0.01	$0.00

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

As of and for the six months period ended June 30, 2021, we generated revenues from two customers amounting $6,663,816.

NOTE 5 – CASH AT BANK

As of June 30, 2021, the Company held cash in bank in the amount of $3,210,464 which consist of the following:

	June 30, 2021	December 31, 2020
Bank Deposits-China	$2,534,231	$4,593,943
Bank Deposits-Singapore	676,233	46,660
	$3,210,464	$4,640,603

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(6,206)	$50,937	5
Foreign currency translation adjustment	-	-	(7,526)
Intangible assets, net	$57,143	$(6,206)	$43,411

Amortization expense for intangible assets was $6,206 for the six months period ended June 30, 2021.

Expected future intangible asset amortization as of June 30, 2021 was as follows:

Fiscal years:
Remaining 2021	$6,206
2022	12,412
2023	12,412
Thereafter	12,381

NOTE 7 – PROPERTY AND EQUIPMENT

As of June 30, 2021, property and equipment consist of the following:

	June 30, 2021	December 31, 2020
Computer and office equipment	$170,428	$-

Depreciation expenses were nil for the period ended June 30, 2021 and December 31, 2020 respectively as the computer and office equipment were acquired on June 29, 2021.

NOTE 8 – ACCOUNT RECEIVABLES

As of June 30, 2021, account receivables consist of the following:

	June 30, 2021	December 31, 2020
Services fee receivable	$4,151,236	$2,609,520
	$4,151,236	$2,609,520

Account receivables is related to the services fee receivable from third party customers.

NOTE 9 – PREPAYMENTS

As of June 30, 2021, prepayments consist of the following:

	June 30, 2021	December 31, 2020
Office furniture	$1,226,007	$-
Block chain software and annual fee	621,016	-
Software licenses fee and others	16,194	61,707
	$1,863,217	$61,707

NOTE 10 – NOTE RECEIVABLES

As of June 30, 2021, Note receivables consist of the following:

	June 30, 2021	December 31, 2020
Note receivables	$3,665,808	$3,097,981
	$3,665,808	$3,097,981

Note receivable is related to the short-term loan of RMB 30 million (approximately of US$4.65 million) to a third party with annual interest of 5%, which will be matured on November 4, 2021.

The accrued interest and principal amount of the loan for the period ended June 30, 2021 and December 31, 2020 are as follow:

	June 30, 2021	December 31, 2020
Principal	$3,589,156	$3,064,336
Accrued interest	76,652	33,645
	$3,665,808	$3,097,981

NOTE 11 – OTHER RECEIVABLES

As of June 30, 2021, other receivables consist of rental deposit, property management fee deposit, prepaid trademark system set up fees and staff reserve fund as follow:

	June 30, 2021	December 31, 2020
Prepaid trademark and system set up fee	$-	$3,318
Staff reserve fund	12,898	2,453
	$12,898	$5,771

NOTE 12 – RENTAL DEPOSIT

As of June 30, 2021, rental deposit of $34,058 is the office lease deposit with the tenancy period of 5 years, which consist of rental deposit and property management fee deposit.

NOTE 13 – AMOUNT DUE TO DIRECTOR

As of June 30, 2021, amount due to related parties consist of the following:

	As of June 30, 2021	As of December 31, 2020

Related parties payable	$276,500	$276,500
Related party loan	140,000	140,000
Director fee payable	144,000	-
	$560,500	$416,500

The related party balance of $560,500 represented an outstanding loan of $140,000 from the related company owned by Company’s director-Dai Zheng for daily business operation in Singapore, and professional expenses paid on behalf by Director of $276,500 and which consist of $224,500 advance from Dai Zheng, $42,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of June 30, 2021, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 14 – ACCRUED EXPENSES

Accrued expenses of $223,815 consists of the accrued payroll, CPF and social welfare as follow:

	June 30, 2021	December 31, 2020
Accrued payroll	$223,815	$263,355
	$223,815	$263,355

NOTE 15 – TAX PAYABLES

As of June 30, 2021, tax payable of $272,210 (December 31, 2020: $828,695) is consist of PRC corporate income tax at the rate of 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 16 – OTHER PAYABLES

Other payables of $176,254 is consist of the payables of securities account set up fee.

NOTE 17 – SHAREHOLDERS’ EQUITY (DEFICIT)

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with no par value as of June 30, 2021.

On March 29, 2019, the company has issued 100,000,000 shares with no par value to thirty-three founders. On September 3, 2019, the company has issued a total 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares has increased to 100,074,000 shares as at December 31, 2019.

In February 2020, there are 1,666,666 shares issued at $3 per share to 2 new shareholders. On July 10, 2020, the company has issued another 26,000 shares at $3 per share to 2 new shareholders and the total outstanding shares has increased to 101,766,666 shares.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three and six months period ended June 30, 2021 and 2020.

Results of Operations for the six months period Ended June 30, 2021 and 2020

	For the period June 30, 2021	From the period June 30, 2020
Revenue:
Service revenue- related party	$-	$876,363
Service revenue- non related party	6,663,816	-

Cost of Sales	(336,767)	-
Gross Profit	$6,327,049	$876,363
Operating Expenses:
General and Administrative	(3,656,646)	(297,698)
Operations Profit	$2,670,403	$578,786
Other revenue	198,599	-
Net Profit before income tax	$2,869,002	$578,786
Income tax expense	(374,888)	(12,553)
Net income	$2,494,114	$566,233

Revenue from Operations

For the six-month period ended June 30, 2021 and 2020, total revenue were $6,663,816 and $876,363 from service revenue from customers and related party respectively, the increase was mainly due to the service revenue generated from new customers during the period.

Cost of revenue

For the six-month period ended June 30, 2021 and 2020, cost of revenue were $336,767 and nil respectively, the increase is in line with the increase in revenue during the period. Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period.

General and Administrative Expenses

For the six months period ended June 30, 2021 and 2020, general and administrative expenses were $3,656,646 and $578,786 respectively, the increase is mainly due to increase in the payroll expenses as a result of new staffs were recruited for software development during the period as compared to no such software development in prior period.

Other revenue

For the six months period ended June 30, 2021 and 2020, other revenue were $198,599 and nil respectively, the increase is mainly due to tax refund of RMB 540,000 (approximately of US$83,000) and accrued interest of note receivables of $115,212 during the period.

Net Income

As a result of the factors described above, there was a net profit of $2,494,114 and $566,233 for the six months period ended June 30, 2021 and 2020, the increase mainly due to revenue generated from auto-billing management system from new customers.

Results of Operations for the three months period Ended June 30, 2021 and 2020

	For the period June 30, 2021	From the period June 30, 2020
Revenue:
Service revenue- related party	$-	$855,293
Service revenue- non related party	3,882,893	-

Cost of Sales	(190,459)	-
Gross Profit	$3,692,434	$855,293
Operating Expenses:
General and Administrative	(1,767,457)	(272,608)
Operations Profit	$1,924,977	$582,685
Other revenue	115,084	121
Net Profit before income tax	$2,040,061	$582,806
Income tax expense	(198,031)	(12,553)
Net income	$1,842,030	$570,253

Revenue from Operations

For the three-month period ended June 30, 2021 and 2020, total revenue were $3,882,893 and $855,293 from service revenue from customers and related party respectively, the increase was mainly due to the service revenue generated from new customers during the period.

Cost of revenue

For the three-month period ended June 30, 2021 and 2020, cost of revenue were $190,459 and nil respectively, the increase is in line with the increase in revenue during the period. Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period.

General and Administrative Expenses

For the three-months period ended June 30, 2021 and 2020, general and administrative expenses were $1,767,457 and $272,608 respectively, the increase is mainly due to increase in the payroll expenses as a result of new staffs were recruited for software development during the period as compared to no such software development in prior period.

Other revenue

For the three-months period ended June 30, 2021 and 2020, other revenue were $115,084 and $121 respectively, the increase is mainly due to tax refund from PRC entities and accrued interest of note receivables during the period.

Net Income

As a result of the factors described above, there was a net profit of $1,842,030 and $570,253 for the three months period ended June 30, 2021 and 2020, the increase mainly due to revenue generated from auto-billing management system from new customers.

Liquidity and Capital Resources

As of June 30, 2021, we had cash on hand of $3,210,464. The decrease is mainly due to additional short term loan of approximate $1.37 million (RMB 9 million) to third party and prepayment of office furniture during the period.

Operating activities

Our continuing operating activities used cash of ($962,389) and ($1,199,684) for the period ended June 30, 2021 and 2020, this is due to additional short term loan of $1.37 million (RMB 9 million) and prepayment of office furniture to third party during the period.

Investing activities

Cash provided in our investing activities was $170,265 and nil for the period ended June 30, 2021 and 2020, this is due to additional of new computer and equipment during the period.

Financing activities

Cash provided in our financing activities was nil and $219,202 for the period ended June 30, 2021 and 2020, this is due to no share issued for cash during the period as compare to share issue of $219,202 in prior period.

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

With respect to the period ending June 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2021, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of June 30, 2021, we did not maintain effective internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended June 30, 2021, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of June 30, 2021, there are no recent sales of unregistered securities and the Company total outstanding shares is 305,451,498 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended June 30, 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *
3.2	Articles of Amendment to Articles of Incorporation **
3.3	By-Laws *
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated August 16, 2021	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

