Form 10-Q
period 2021-09-30
WeTrade Group Inc.
filed 2021-11-22
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

As of November 22, 2021, there were 305,451,498 shares of common stock outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,395,025	$4,640,603
Accounts Receivables	6,680,260	2,609,520
Note receivable	3,713,228	3,097,981
Other receivables	39,242	5,771
Prepayments	2,941,094	61,707
Total current assets	14,768,849	10,415,582
Non current Assets:
Property and equipment, net	138,339	-
Right of use assets	2,436,890	2,813,186
Intangible asset, net	41,841	49,029
Rental deposit	268,225	264,910
Total non-current assets	2,885,295	3,127,125

Total Assets:	$17,654,144	$13,542,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	226,850	8,176
Accrued expenses	172,086	263,355
Tax payables	150,709	828,695
Amount due to related parties	668,501	416,500
Lease liabilities, current	569,060	569,865
Other payables	851,195	90,633

Total Current Liabilities	2,638,401	2,177,224

Lease liabilities, non current	2,087,480	2,471,598
Total Liabilities	$4,725,881	$4,648,822

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Additional Paid in Capital	6,057,520	6,057,520
Accumulated other comprehensive income	708,728	578,735
Retained Earning	6,162,015	2,257,630
Total Stockholders’ Equity	$12,928,263	$8,893,885

Total Liabilities and Stockholders’ Equity	$17,654,144	$13,542,707

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF OPERATIONS

Unaudited

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	$-	$1,493,829	$-	$2,370,192
Service revenue	4,598,675	518,269	11,262,491	518,269
Total service revenue	4,598,675	2,012,098	11,262,491	2,888,461
Cost of revenue	(2,105,116)	(427,647)	(2,441,883)	(515,195)
Gross Profit	2,493,559	1,584,451	8,820,608	2,373,266

Operating expenses
General and administrative expense	$1,039,081	$407,067	$4,695,727	$617,216
Total operating expenses	(1,039,081)	(407,067)	(4,695,727)	(617,216)

Profit from operations	1,454,478	1,177,384	4,124,881	1,756,050
Other revenue	59,902	38,939	258,501	39,060

Profit before provision for income taxes	1,541,380	1,216,323	4,383,382	1,795,110
Income tax provision	(104,109)	(475,431)	(478,997)	(487,984)

Net income	$1,410,271	$740,892	$3,904,385	$1,307,126

Comprehensive income
Net income	$1,410,271	$740,892	$3,904,385	$1,307,126
Other comprehensive income
Foreign currency translation adjustment	9,828	244,292	129,993	183,673

Total comprehensive income	$1,420,099	$985,184	$4,034,378	$1,490,799

Earning per share, basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted-average shares outstanding, basic and diluted*	305,451,498	308,704,888	305,451,498	304,166,073

____________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

	For the Period	From the period
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income	$3,904,385	$1,307,126
Adjustment to reconcile net income to cash flows from operating activities:
Amortization of intangible asset	7,807	-

Changes in Operating Assets and Liabilities:
Trade receivables, related party	-	(478,679)
Trade receivables, third party	(4,031,797)	(549,365)
Note receivable	(609,770)	-
Other receivables	766,002	(275,629)
Prepayments	(2,750,419)	(206,845)
Amount due to related parties	252,000	(1,560,020)
Intangible assets	-	(76,980)
Accounts payables	218,232	-
Accrued expenses	56,445	187,839
Right of use assets	411,515	(2,824,106)
Lease liabilities	(422,999)	2,878,801
Other payables	(610,232)	555,248
Net Cash Used in Operating Activities:	$(2,808,831)	$(1,042,610)

Cash flow from investing activity:
Office equipment	(138,124)	-
Net cash provided by investing activity:	(138,124)	-

Cash flow from financing activities:
Share issued for cash	-	835,500
Net cash provided by financing activities:	-	835,500
Effect of exchange rate changes on cash	(298,623)	403,517
Change in Cash and Cash Equivalents:	(3,245,578)	196,407

Cash and Cash Equivalents, Beginning of Period	$4,640,603	$6,591,128

Cash and Cash Equivalents, End of Period	$1,395,025	$6,787,535

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	$1,078,125	$-

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Statement of Changes in Stockholders’ Equity (Deficit)

Period Ended September 30, 2021 and 2020

Three months ended September 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of June 30, 2021	305,451,498	$-	$6,057,520	4,751,744	$698,900	$11,508,164
Foreign currency translation adjustment			-		9,828	9,828
Net income for the period				1,410,271	-	1,410,271
Balance as of September 30, 2021	305,451,498	$-	$6,057,520	6,162,015	$708,728	$12,928,263

Nine months ended September 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$2,257,630	$578,735	$8,893,885
Foreign currency translation adjustment	-	-	-	-	129,993	129,993
Net income for the period	-	-	-	$3,904,385	-	$3,904,385
Balance as of September 30, 2021	305,451,498	$-	$6,057,520	$6,162,015	$708,728	$12,928,263

Three months ended September 30, 2020 (Unaudited)

	Common Stock		Additional paid in	Shares to be	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total shareholder Equity
	Shares	Amount	Capital	issued	Deficit)	income (loss)	(Deficit)

Balance as of June 30,2020	305,221,998	$-	$5,222,020	$78,000	$148,826	$-60,619	$5,388,227
Stock issued during the period	229,500	8	835,500	-78,000		-	757,500
Foreign currency translation adjustment						244,292	244,292
Net income for the period					740,893		740,893
Balance as of September 30,2020	305,451,498	$-	$6,057,520	$-	$889,719	$183,673	$7,130,912

Nine months ended September 30, 2020 (Unaudited)

	Common Stock		Additional paid in	Shares to be	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total shareholder Equity
	Shares	Amount	Capital	issued	Deficit)	income (loss)	(Deficit)

Balance as of December 31,2019	300,222,000	$-	$222,020	$5,000,000	$-417,407	$-	$4,804,613
Stock issued during the period	5,229,498	-	5,835,500	-5,000,000		-	835,500
Foreign currency translation adjustment						183,673	183,673
Net income for the period					1,307,126	-	1,307,126
Balance as of September 30,2020	305,451,498	$-	$6,057,520	$-	$889,719	$183,673	$7,130,912

_______________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Wetrade Group Inc

Notes to Financial Statements

For the Nine Months Ended September 30, 2021

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

The condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2021 and 2020 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2021, the results of its operations for the period ended September 30, 2021 and 2020, and its cash flows for the period ended September 30, 2021 and 2020. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021, the details of the consolidating subsidiaries are as follows:

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

As of September 30, 2021, the nature operation of its subsidiaries are as follows:

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to September 30, 2021.

	September 30, 2021	December 31, 2020
RMB: US$ exchange rate	6.45	6.53

The balance sheet amounts, with the exception of equity, September 30, 2021 and December 31, 2020 were translated at 6.45 RMB and 6.53 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the period ended September 30, 2021 and year ended December 31, 2020 were 6.46 RMB and 6.84 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $1,395,025 as of September 30, 2021.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $2,436,890 of operating lease right-of-use asset and $2,656,541 of operating lease liabilities were reflected on the Company’s September 30, 2021 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$519,249

Other information
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended 9/30/2021	531,539
Weighted average remaining lease term-operating leases (in years)	3.92
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,436,890
Total right-of-use assets	$2,436,890

Short-term operating lease liabilities	569,060
Long-term operating lease liabilities	2,087,481
Total operating lease liabilities	$2,656,541

Maturities of the Company’s lease liabilities are as follows:

Year ending September 30,
2021	687,891
2022	730,133
2023	775,308
2024	742,160
2025	-
Total lease payments	2,935,492
Less: Imputed interest/present value discount	(278,951)
Present value of lease liabilities	$5,592,033

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of September 30, 2021, there were no potentially dilutive shares.

	For the period September 30, 2021	For the period September 30, 2020
Statement of Operations Summary Information:
Net Profit	$3,904,385	1,307,126
Weighted-average common shares outstanding - basic and diluted	305,451,498	304,166,073
Net loss per share, basic and diluted	$0.01	$0.00

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Weijiafu for the nine months period ended September 30, 2021 were approximately 69.4% of the Company’s net sales. Sales to Hainan Changtongfu for the nine months period ended September 30, 2021 were approximately 30.6% of the Company’s net sales.

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to related company- Global Joy for the nine months period ended September 30, 2020 were approximately 82.1% of the Company’s net sales. Sales to Weijiafu for the nine months period ended September 30, 2020 were approximately 17.9% of the Company’s net sales.

As of and for the nine months period ended September 30, 2021, we generated revenues from two customers amounting $11,262,491.

NOTE 5 – CASH AT BANK

As of September 30, 2021, the Company held cash in bank in the amount of $1,395,025 which consist of the following:

	September 30, 2021	December 31, 2020
Bank Deposits-China	$766,079	$4,593,943
Bank Deposits-Singapore	628,946	46,660
	$1,395,025	$4,640,603

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(7,807)	$49,336	5
Foreign currency translation adjustment	-	-	(7,495)
Intangible assets, net	$57,143	$(7,807)	$41,841

Amortization expense for intangible assets was $7,807 for the nine months period ended September 30, 2021.

Expected future intangible asset amortization as of September 30, 2021 was as follows:

Fiscal years:
Remaining 2021	$3,101
2022	12,412
2023	12,412
Thereafter	12,381

NOTE 7 – PROPERTY AND EQUIPMENT

As of September 30, 2021, property and equipment consist of the following:

September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Property and equipment:
Office equipment	$150,915	$(12,557)	$138,358	3
Foreign currency translation adjustment	-	-	(19)
Property and equipment, net	$150,915	$(12,557)	$138,339

Depreciation expenses were $12,557 and nil for the period ended September 30, 2021 and year ended December 31, 2020 respectively as the computer and office equipment were acquired on June 29, 2021.

NOTE 8 – ACCOUNT RECEIVABLES

As of September 30, 2021, account receivables consist of the following:

	September 30, 2021	December 31, 2020
Services fee receivable	$6,680,260	$2,609,520
	$6,680,260	$2,609,520

Account receivables is related to the services fee receivable from third party customers.

Account receivables from Weijafu for the nine months period ended September 30, 2021 were approximately 65.4% of the Company’s services fee receivables. Account receivables from Hainan Changtongfu for the nine months period ended September 30, 2021 were approximately 34.6% of the Company’s services fee receivables.

Account receivables from Weijafu for the nine months period ended September 30, 2020 were approximately 53.4% of the Company’s services fee receivables. Account receivables from a related company-Global Joy Co Ltd for the nine months period ended September 30, 2020 were approximately 46.5% of the Company’s services fee receivables.

NOTE 9 – PREPAYMENTS

As of September 30, 2021, prepayments consist of the following:

	September 30, 2021	December 31, 2020
Office furniture	$2,090,723	$-
Office Rental	181,379	-
Block chain software and annual fee	621,402	-
Software licenses fee and others	47,590	61,707
	$2,941,094	$61,707

NOTE 10 – NOTE RECEIVABLES

As of September 30, 2021, Note receivables consist of the following:

	September 30, 2021	December 31, 2020
Note receivables	$3,713,228	$3,097,981
	$3,713,228	$3,097,981

Note receivable is related to the short-term loan of RMB 30 million (approximately of US$4.65 million) to a third party with annual interest of 5%, which has been matured on November 4, 2021.

On October 3, 2021, the third party lender has entered the supplementary agreement with the company to extend the loan period to May 4, 2022.

The accrued interest and principal amount of the loan for the period ended September 30, 2021 and December 31, 2020 are as follow:

	September 30, 2021	December 31, 2020
Principal	$3,589,156	$3,064,336
Accrued interest	124,072	33,645
	$3,713,228	$3,097,981

NOTE 11 – OTHER RECEIVABLES

As of September 30, 2021, other receivables consist of rental deposit, property management fee deposit, prepaid trademark system set up fees and staff reserve fund as follow:

	September 30, 2021	December 31, 2020
Prepaid trademark and system set up fee	$-	$3,318
Staff reserve fund and others	39,242	2,453
	$39,242	$5,771

NOTE 12 – RENTAL DEPOSIT

As of September 30, 2021, rental deposit of $268,226 is the office lease deposit with the tenancy period of 5 years, which consist of rental deposit and property management fee deposit.

NOTE 13 – AMOUNT DUE TO DIRECTOR

As of September 30, 2021, amount due to related parties consist of the following:

	As of September 30, 2021	As of December 31, 2020

Related parties payable	$276,500	$276,500
Related party loan	140,000	140,000
Director fee payable	252,001	-
	$668,501	$416,500

The related party balance of $668,500 represented an outstanding loan of $140,000 from the related company owned by Company’s director-Dai Zheng for daily business operation in Singapore, and professional expenses paid on behalf by Director of $276,500 and which consist of $224,500 advance from Dai Zheng, $42,000 advance from Li Zhuo and $10,000 from Che Kean Tat. It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of September 30, 2021, there were $140,000 of related party loan that are due to the company owned by Mr. Dai, the Chairman of the Board.

NOTE 14 – ACCRUED EXPENSES

Accrued expenses of $172,086 consists of the accrued payroll, CPF and social welfare as follow:

	September 30, 2021	December 31, 2020
Accrued payroll	$172,086	$263,355
	$172,086	$263,355

NOTE 15 – TAX PAYABLES

As of September 30, 2021, tax payable of $150,709 (December 31, 2020: $828,695) is consist of PRC corporate income tax at the rate of 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 16 – OTHER PAYABLES

Other payables of $851,195 is consist of the payables of securities account set up fee and office lease payable.

NOTE 17 – SHAREHOLDERS’ EQUITY (DEFICIT)

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with no par value as of September 30, 2021.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three and nine months period ended September 30, 2021 and 2020.

Results of Operations for the nine months period Ended September 30, 2021 and 2020

	For the period September 30, 2021	From the period September 30, 2020
Revenue:
Service revenue- related party	$-	$2,370,192
Service revenue- non related party	11,262,491	518,269
	11,262,491	2,888,461
Cost of Sales	(2,441,883)	(515,195)
Gross Profit	$8,820,608	$2,373,266
Operating Expenses:
General and Administrative	(4,695,727)	(617,216)
Operations Profit	$4,124,881	$1,756,050
Other revenue	258,501	39,060
Net Profit before income tax	$4,383,382	$1,795,110
Income tax expense	(478,997)	(487,984)
Net income	$3,904,385	$1,307,126

Revenue from Operations

For the nine-month period ended September 30, 2021 and 2020, total revenue were $11,262,491 and $2,888,461 from service revenue from customers and related party respectively, the increase was mainly due to the service revenue generated from new customers during the period.

Cost of revenue

For the nine-month period ended September 30, 2021 and 2020, cost of revenue were $2,441,883 and $515,195 respectively, the increase is in line with the increase in revenue during the period. Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period.

General and Administrative Expenses

For the nine months period ended September 30, 2021 and 2020, general and administrative expenses were $4,695,727 and $617,216 respectively, the increase is mainly due to increase in the payroll expenses as a result of new staffs were recruited for software development during the period as compared to no such software development in prior period.

Other revenue

For the nine months period ended September 30, 2021 and 2020, other revenue were $258,501 and $39,060 respectively, the increase is mainly due to tax refund of RMB 540,000 (approximately of US$83,000) and accrued interest of note receivables of $115,212 during the period.

Net Income

As a result of the factors described above, there was a net profit of $3,904,385 and $1,307,126 for the nine months period ended September 30, 2021 and 2020, the increase mainly due to revenue generated from auto-billing management system from new customers.

Results of Operations for the three months period Ended September 30, 2021 and 2020

	For the period September 30, 2021	From the period September 30, 2020
Revenue:
Service revenue- related party	$-	$1,493,829
Service revenue- non related party	4,598,675	518,269
		2,012,098
Cost of Sales	(2,105,116)	(427,647)
Gross Profit	$2,493,559	$1,584,451
Operating Expenses:
General and Administrative	(1,039,081)	(407,067)
Operations Profit	1,454,478	1,177,384
Other revenue	59,902	38,939
Net Profit before income tax	$1,514,380	$1,216,323
Income tax expense	(104,110)	(475,431)
Net income	$1,410,271	$740,892

Revenue from Operations

For the three-month period ended September 30, 2021 and 2020, total revenue were $4,598,675 and $2,012,098 from service revenue from customers and related party respectively, the increase was mainly due to the service revenue generated from new customers during the period.

Cost of revenue

For the three-month period ended September 30, 2021 and 2020, cost of revenue were $2,105,116 and $427,647 respectively, the increase is in line with the increase in revenue during the period. Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period.

General and Administrative Expenses

For the three-months period ended September 30, 2021 and 2020, general and administrative expenses were $1,039,081 and $407,067 respectively, the increase is mainly due to increase in the payroll expenses as a result of new staffs were recruited for software development during the period as compared to no such software development in prior period.

Other revenue

For the three-months period ended September 30, 2021 and 2020, other revenue were $59,902 and $38,939 respectively, the increase is mainly due to tax refund from PRC entities and accrued interest of note receivables during the period.

Net Income

As a result of the factors described above, there was a net profit of $1,410,271 and $740,892 for the three months period ended September 30, 2021 and 2020, the increase mainly due to revenue generated from auto-billing management system from new customers.

Liquidity and Capital Resources

As of September 30, 2021, we had cash on hand of $1,395,025. The decrease is mainly due to additional short term loan of approximate $1.37 million (RMB 9 million) to third party and prepayment of office furniture and office rental of approximate $2.4 million (RMB 15 million) during the period.

Operating activities

Our continuing operating activities used cash of ($2,808,831) and ($1,042,610) for the period ended September 30, 2021 and 2020, this is due to additional prepayment of office furniture and office rental of approximate $2.4 million (RMB 15 million) during the period.

Investing activities

Cash provided in our investing activities was ($138,124) and nil for the period ended September 30, 2021 and 2020, this is due to additional of new computer and equipment during the period.

Financing activities

Cash provided in our financing activities was nil and $835,500 for the period ended September 30, 2021 and 2020, this is due to no share issued for cash during the period as compare to share issue of $835,500 in prior period.

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

With respect to the period ending September 30, 2021, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2021, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of September 30, 2021, we did not maintain effective internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended September 30, 2021, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of September 30, 2021, there are no recent sales of unregistered securities and the Company total outstanding shares is 305,451,498 shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended September 30, 2021.

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

WETRADE GROUP INC

Dated November 22, 2021	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

