Form 10-Q/A
period 2021-09-30
WeTrade Group Inc.
filed 2022-03-28
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

WeTrade Group Inc. (the “Company”) is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2021, originally filed with the Securities and Exchange Commission on November 22, 2021 (the “Original Filing”), to amend our consolidated financial statements.

In the course of its financial statements closing process subsequent to the period ended December 31, 2021, the management of the Company determined that certain amounts in revenue and account receivables shall be disclosed and reclassified as related party transactions and balances, due to that the legal representative and supervisor of Tibet Xiashang Technology Group Limited, the Company’s new subsidiary incorporated on July 29, 2021, is a shareholder with 20% interest with Changtongfu Technology (Hainan) Co Limited, one of our main customers. Accordingly, such determination led to the reclassification of revenue and account receivables, which have no impact on the total amount of assets and net income for the nine months ended September 30, 2021.

In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

No other changes have been made to the Original Filing. Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update, or restate the information in any item of the Original Filing or reflect any events that have occurred after the Original Filing was filed.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

BALANCE SHEETS

(All amounts shown in U.S. Dollars)	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,395,025	$4,640,603
Account receivable- non related party	4,367,550	2,609,520
Account receivable- related party	2,312,710	-
Note receivable	3,713,228	3,097,981
Other receivables	39,242	5,771
Prepayments	2,941,094	61,707
Total current assets	14,768,849	10,415,582
Non current Assets:
Property and equipment, net	138,339	-
Right of use assets	2,436,890	2,813,186
Intangible asset, net	41,841	49,029
Rental deposit	268,225	264,910
Total non-current assets	2,885,295	3,127,125

Total Assets:	$17,654,144	$13,542,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	226,850	8,176
Accrued expenses	172,086	263,355
Tax payables	150,709	828,695
Amount due to related parties	668,501	416,500
Lease liabilities, current	569,060	569,865
Other payables	851,195	90,633

Total Current Liabilities	2,638,401	2,177,224

Lease liabilities, non current	2,087,480	2,471,598
Total Liabilities	$4,725,881	$4,648,822

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Additional Paid in Capital	6,057,520	6,057,520
Accumulated other comprehensive income	708,728	578,735
Retained Earning	6,162,015	2,257,630
Total Stockholders’ Equity	$12,928,263	$8,893,885

Total Liabilities and Stockholders’ Equity	$17,654,144	$13,542,707

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF OPERATIONS

Unaudited

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	$1,743,299	$1,493,829	$3,415,090	$2,370,192
Service revenue	2,855,376	518,269	7,847,401	518,269
Total service revenue	4,598,675	2,012,098	11,262,491	2,888,461
Cost of revenue	(2,105,116)	(427,647)	(2,441,883)	(515,195)
Gross Profit	2,493,559	1,584,451	8,820,608	2,373,266

Operating expenses
General and administrative expense	$1,039,081	$407,067	$4,695,727	$617,216
Total operating expenses	(1,039,081)	(407,067)	(4,695,727)	(617,216)

Profit from operations	1,454,478	1,177,384	4,124,881	1,756,050
Other revenue	59,902	38,939	258,501	39,060

Profit before provision for income taxes	1,541,380	1,216,323	4,383,382	1,795,110
Income tax provision	(104,109)	(475,431)	(478,997)	(487,984)

Net income	$1,410,271	$740,892	$3,904,385	$1,307,126

Comprehensive income
Net income	$1,410,271	$740,892	$3,904,385	$1,307,126
Other comprehensive income
Foreign currency translation adjustment	9,828	244,292	129,993	183,673

Total comprehensive income	$1,420,099	$985,184	$4,034,378	$1,490,799

Earning per share, basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted-average shares outstanding, basic and diluted*	305,451,498	308,704,888	305,451,498	304,166,073

____________

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited financial statements.

WETRADE GROUP INC

STATEMENTS OF CASH FLOWS

	For the Period	From the period
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Income	$3,904,385	$1,307,126
Adjustment to reconcile net income to cash flows from operating activities:
Amortization of intangible asset	7,807	-

Changes in Operating Assets and Liabilities:
Trade receivables, related party	(2,309,117)	(478,679)
Trade receivables, third party	(1,722,680)	(549,365)
Note receivable	(609,770)	-
Other receivables	766,002	(275,629)
Prepayments	(2,750,419)	(206,845)
Amount due to related parties	252,000	(1,560,020)
Intangible assets	-	(76,980)
Accounts payables	218,232	-
Accrued expenses	56,445	187,839
Right of use assets	411,515	(2,824,106)
Lease liabilities	(422,999)	2,878,801
Other payables	(610,232)	555,248
Net Cash Used in Operating Activities:	$(2,808,831)	$(1,042,610)

Cash flow from investing activity:
Office equipment	(138,124)	-
Net cash provided by investing activity:	(138,124)	-

Cash flow from financing activities:
Share issued for cash	-	835,500
Net cash provided by financing activities:	-	835,500
Effect of exchange rate changes on cash	(298,623)	403,517
Change in Cash and Cash Equivalents:	(3,245,578)	196,407

Cash and Cash Equivalents, Beginning of Period	$4,640,603	$6,591,128

Cash and Cash Equivalents, End of Period	$1,395,025	$6,787,535

Supplemental Cash Flow Information:
Cash paid for interest	-	-
Cash paid for taxes	$1,078,125	$-

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

We provide technology services to both individual and corporate users. Through Yueshang Beijing, we provide “YCloud” service to our customers, Zhuozhou Weijiafu Information Technology Limited, or (“Weijiafu”) and Changtongfu Technology (Hainan) Co Limited or (“Changtongfu”), the PRC technology company, which provide “YCloud” services to individual and corporate micro-business owners. The market individual micro-business owners represents a potential of 330 million users by the year of 2023. YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong, the Philippines, and Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms. Plan to negotiate with Kakao Talk, Line, Whatsapp, Ohho, and Bluechat. Additionally, we have formed long-term technical collaborations with Yuetao App, Daren App, Yuebei App, Zhiding App, Yuedian App, and Lvyue App through Weijiafu.

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

As of September 30, 2021, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	100%
WeTrade Digital (Beijing) Technology Co Limited (FKA: XiaoShang Technology Beijing Co Limited)	P.R.C	100%
Tibet Xiaoshang Technology Group Limited	P.R.C	100%

Nature of Operations

WeTrade Group Inc. (the “Company” or or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of September 30, 2021, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	Providing of social e-commerce services, technical system support and services
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	Providing of social e-commerce services, technical system support and services
WeTrade Digital (Beijing) Technology Co Limited (FKA: XiaoShang Technology Beijing Co Limited)	P.R.C	Providing of social e-commerce services, technical system support and services
Tibet Xiaoshang Technology Group Limited	P.R.C	Providing of technical system support

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

Sales to certain customers generated over 10% of the Company’s total net sales. Sales to Weijiafu for the nine months period ended September 30, 2021 were approximately 69.4% of the Company’s net sales. Sales to Hainan Changtongfu-related party for the nine months period ended September 30, 2021 were approximately 30.6% of the Company’s net sales.

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

NOTE 8 – ACCOUNT RECEIVABLES

As of September 30, 2021, account receivables consist of the following:

	September 30, 2021	December 31, 2020
Services fee receivable- related party	$2,312,710	$-
Services fee receivable	$4,367,550	2,609,520
	$6,680,260	$2,609,520

Account receivables is related to the services fee receivable from customers.

Account receivables from Weijafu for the nine months period ended September 30, 2021 were approximately 65.4% of the Company’s services fee receivables. Account receivables- related party from Hainan Changtongfu for the nine months period ended September 30, 2021 were approximately 34.6% of the Company’s services fee receivables.

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

We provide technology services to both individual and corporate users. Through Yueshang Beijing, we provide “YCloud” service to our customer, Zhuozhou Weijiafu Information Technology Limited, or (“Weijiafu”) and Changtongfu Technology (Hainan) Co Limited or (“Changtongfu”) the PRC technology company, which provide “YCloud” services to individual and corporate micro-business owners. The market individual micro-business owners represents a potential of 330 million users by the year of 2023. YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong, the Philippines, and Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms. Plan to negotiate with Kakao Talk, Line, Whatsapp, Ohho, and Bluechat. Additionally, we have formed long-term technical collaborations with Yuetao App, Daren App, Yuebei App, Zhiding App, Yuedian App, and Lvyue App through Weijiafu.

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

Results of Operations for the nine months period Ended September 30, 2021 and 2020

	For the period September 30, 2021	From the period September 30, 2020
Revenue:
Service revenue- related party	$3,415,090	$2,370,192
Service revenue- non related party	7,847,401	518,269
Total service revenue	11,262,491	2,888,461
Cost of Revenue	(2,441,883)	(515,195)
Gross Profit	$8,820,608	$2,373,266
Operating Expenses:
General and Administrative	(4,695,727)	(617,216)
Operations Profit	$4,124,881	$1,756,050
Other revenue	258,501	39,060
Net Profit before income tax	$4,383,382	$1,795,110
Income tax expense	(478,997)	(487,984)
Net income	$3,904,385	$1,307,126

Revenue from Operations

For the nine-month period ended September 30, 2021 and 2020, total revenue were $11,262,491 and $2,888,461 from service revenue respectively. Service revenue from third party were $7,847,401 (2020: $518,269) and service revenue from related party were $3,415,090 (2020: $2,370,192) for the nine-month period ended September 30, 2021. The increase in revenue was mainly due to increase in YCloud users during the period.

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

Results of Operations for the three months period Ended September 30, 2021 and 2020

	For the period September 30, 2021	From the period September 30, 2020
Revenue:
Service revenue- related party	$1,743,299	$1,493,829
Service revenue- non related party	2,855,376	518,269
Total service revenue	4,598,675	2,012,098
Cost of Revenue	(2,105,116)	(427,647)
Gross Profit	$2,493,559	$1,584,451
Operating Expenses:
General and Administrative	(1,039,081)	(407,067)
Operations Profit	1,454,478	1,177,384
Other revenue	59,902	38,939
Net Profit before income tax	$1,514,380	$1,216,323
Income tax expense	(104,110)	(475,431)
Net income	$1,410,271	$740,892

Revenue from Operations

For the three-month period ended September 30, 2021 and 2020, total revenue were $4,598,675 and $2,012,098 from service revenue respectively. Service revenue from third party were $2,855,376 (2020: $518,269) and service revenue from related party were $1,743,299 (2020: $1,493,829) for the three-month period ended September 30, 2021.  The increase in revenue was mainly due to increase in YCloud users during the period.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated: March 25, 2022	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

