Form 10-K
period 2021-12-31
WeTrade Group Inc.
filed 2022-04-14
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

As of April 14, 2022, there were 305,451,498 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

WeTrade Group, Inc was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing technical services and solutions via its social e-commerce platform. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

We provide technology services to both individual and corporate users. Through Yueshang Information Technology (Beijing) Limited, or Yueshang Beijing, we provide access to “YCloud” to our two customers, which are Zhuozhou Weijiafu Information Technology Limited (“Weijiafu”), a PRC technology company, which then provide “YCloud” services to individual and corporate micro-business owners and Changtongfu Technology (Hainan) Co Limited (“Changtongfu”), a PRC technology company, which then provide “YCloud” services to individual and corporate business owners in the hotel and travel industries.

The market individual micro-business owners represents a potential of 330 million users by the year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms.

The main functions of the YCloud system are to manage users’ marketing relationships, CPS commission profit management, multi-channel data statistics, AI fission and management, and improved supply chain systems.

Currently, YCloud serves the micro business industry. We expect to expand the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

Corporate History and Structure

The following diagram sets forth the structure of the Company as of the date of this report:

WeTrade Group, Inc (referred to herein as “WeTrade Group”) was incorporated in the State of Wyoming on March 28, 2019.

Utour Pte. Ltd. (referred to herein as “Utour”) was incorporated in Singapore on March 23, 2018 as a limited liability company. Utour is 100% owned by WeTrade Group.

WeTrade Information Technology Limited (referred to herein as “WeTrade Technology”) was incorporated in Hong Kong on September 4, 2019 as a limited liability company. WeTrade Technology is 100% owned by WeTrade Group.

Yueshang information technology (Beijing) Limited (referred to herein as “Yueshang Beijing”) was incorporated in China on November 13, 2019 and is in the business of providing social e-commerce services, technical system support, and services. Yueshang Beijing is a wholly foreign owned entity in China and is 100% owned by WeTrade Technology.

Yueshang Technology Group (Hainan Special Economic Zone) Co., Ltd. (referred to herein as “Yueshang Hainan) was incorporated in China on October 27, 2020 and is in the business of providing software development, technical system support, and services. Yueshang Hainan is 100% owned by Yueshang Beijing.

Yueshang Group (Hunan) Network Technology Co., Ltd. (referred to herein as “Yueshang Hunan”) was incorporated in China on November 13, 2020 and is in the business of providing software development, technical system support, and services. Yueshang Hunan is 100% owned by Yueshang Beijing.

WeTrade Digital (Beijing) Technology Co Limited (referred to herein as “WeTrade Beijing”), was incorporated in China on December 24, 2020 as a limited liability company and is in the business of providing software development, technical system support, and services. WeTrade Beijing is 100% owned by Yueshang Beijing.

Wuhu Yueshang Digital Information Technology Limited (referred to herein as “Wuhu Yueshang”), was incorporated in China on February 24, 2021 as a limited liability company. Wuhu Yueshang is 100% owned by Yueshang Beijing, Wuhu Yueshang has no operations and has applied for summary deregistration on May 21, 2021 and is currently in the process of deregistration.

Tibet XiaoShang Technology Co Limited (referred to herein as “Tibet Xiaoshang”), was incorporated in China on July 29, 2021 as a limited liability company and is in the business of providing software development and technical system services. Tibet Xiaoshang is 100% owned by Yueshang Beijing,

Our Industry

Micro-businesses in China are the target customers for our product. The term micro-businesses not only refers to corporate companies, but also individuals. It includes all business owners engaged in sales and marketing based on social platforms. Micro-business first emerged when social platforms just started expanding in China, and microbusiness owners were usually individual users of social platforms who used the platform as a business tool. Gradually, the expansion of social platform gave birth to various independent brands and stores which flourished on various social platforms. These brands and stores are known as micro-business owners in today’s context. As the industry matured, traditional brands and major e-commerce players joined this market as well. Micro-business as a concept gained more trust among business owners and consumers, and more business owners tried to gain market shares through micro-business channels. One difficulty they face is the limitation of technology support. Our YCloud system not only opens up new resource for micro-business, but also helps remove the technical industry entry barrier for micro-business owners. It is estimated that the number of people running micro-businesses in China will increase from 60 million in 2019 to 130 million in 2020, 200 million in 2021, 260 million in 2022 and 330 million in 2023, respectively.

(Source: https://wenku.baidu.com/view/1ff2df18ba4cf7ec4afe04a1b0717fd5370cb2cf.html,2/22/2021)

Our business is in the social e-commerce area, which is based on social networking and connects suppliers and consumers in an S2B2C model to facilitate commodity circulation.

Specifically, S2B2C refers to the upstream of the distribution platform(S) that connects commodity suppliers, providing small shop owners(B) with a series of services such as supply chain, logistics, IT systems, training, after-sales, etc., and then the shop owner is responsible for the C-side product sales and user maintenance. Users use social relationships to conduct distribution without intervening in the supply chain. This distribution mode adopts the business method that features relying on existing social groups, and team compensation.

In recent years, as the scale of mobile online shopping has grown steadily, the development of micro-businesses has seen a more promising market environment. According to data from the Ministry of Commerce of PRC, in 2020, the volume of online retail sales of physical goods is 9.8 trillion yuan, an increase of 14.8%. PRC market has been the world's largest online retail market for eight consecutive years. Accordingly, the market scale of micro-business has also been expanding. According to data from iResearch, the size of market transaction in China's micro-business industry in 2016 was 328.77 billion yuan. It is expected that with the growth of demand, the transaction size of the micro-business market in 2023 will be approximately 13 trillion yuan. In addition, with the expansion of the scale of micro-business transactions, the number of domestic micro-business owners has also increased year by year. According to data from iResearch, the number of micro-business owners in China has exceeded 20 million in 2017 and is expected to reach 330 million by 2023. (Source: https://xueqiu.com/8455183447/172404679?sharetime=2)

Meanwhile, the industry competition we face should not be underestimated. Due to the low entry barriers, more micro-business owners joined the industry, utilizing online platform such as Wechat. As a result, the current market has become more crowded with homogeneous products. According to the “White Paper on the Internet Development of Mini Programs in 2019”, (Source: http://www.199it.com/archives/990835.html) as of November 2019, the number of mini programs across the entire network exceeded 4.5 million and the number of third-party service providers already exceeded 8,000. Within the WeChat system, the current top five small business third-party service providers between 2019 and 2020 were Weimob, Youzan, Dianke, BoxPay, and Tengrui, with market shares of approximately 15.3% and 7.3%, 5.3%, 3.6%, 1.0%. However, we believe that the market has not matured into a stable playfield, and we need to conduct market research continuously as many more small and medium-sized micro-business players enter the industry.

YCloud

We have utilized digitalization, electronic management, electronic data exchange, big data analysis, AI fission technology, revenue management and other technologies to build a strong coordination effect. We believe that our cloud technology enables us to develop a highly functional platform for micro-business users in China. We have optimized our product using the tools and platforms best suited to serve our customers and developed YCloud.

We believe that YCloud is the first global micro-business cloud intelligent internationalization system. It conducts multi-channel data analysis through the learning of big data and social recommendation relationships. It also provides users with AI fission and management systems and supply chain systems in order to reach a wider range of user groups. YCloud has four main functions and competitive advantages as follows:

Multiple integrated payment methods and payment analytics: the YCloud system provides micro-businesses and hotel owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners offer multiple channels of payments to their customers, including Alipay, WeChat, and UnionPay. Meanwhile, YCloud assigns a bar code to merchandises that purchasers can then scan to pay, allowing purchasers to make payments both online and offline. This proprietary payment technology allows our customers to reduce labor costs and error rates, thus significantly improving data analysis.

•

Single-scenario payment function: although micro-business owners are provided with a multi-method payment function for their consumers through the YCloud system, micro-business owners only have a single sales channel to display. The revenue of each sale is divided by commissions, and the cost is allocated to suppliers and the handling fee to the YCloud system. The remaining balance goes to micro-business owners.

•

Multi-scenario payment function: micro-business owners have multiple sales channels to display and numerous channels to perform revenue sharing and profit consolidation functions. After various products are sold through different channels, the cost will be allocated to suppliers and the handling fee to the YCloud system. The remaining balance will be combined and goes to micro-business owners.

During the year 2020, due to the impact of the COVID-19 outbreak, many companies, including businesses traditionally operating offline, from a wide range of industries, such as tourism, catering, entertainment or retail, have opted for a micro-business model to build sales channels through online social platforms and expand business opportunities. As a result of the COVID-19 outbreak, consumer demand shifted, which forced business owners to expand to new markets and be present on multiple social platforms. Through continuous research on the micro-business industry, and its understanding of the relationship between people and social relationships on social platforms, YCloud develops new technology designed to meet the ever changing demand of micro-business owners across all industries

Team management: the YCloud system utilizes user marketing relationship tracking and CPS commission revenue management tools.

AI fission and management: using intelligent robots to analyze user behavior, data sharing, purchase history, and other data, the YCloud system provides tailored recommendations and displays. For example, the YCloud system connects users’ behavior across multiple apps and platforms and makes automatic recommendations based on its analysis.

Supply chain system integration: the YCloud system applies cross-platform resource integration technology. The integration allows the multi-channel output of high-quality products and creates a seamless connection between suppliers and customers. The YCloud provides a complete supply chain system integrating supply, sales, finance, and service.

Our Technology

We have utilized digitalization, electronic management, electronic data exchange, big data analysis, AI fission technology, revenue management and other technologies to build a strong coordination effect. We believe that our cloud technology enables us to develop a highly functional platform for micro-business users in China. We have optimized our product using the tools and platforms best suited to serve our customers. Performance, functional depth, and usability of our product drive our technological decisions and product development, which lead to the successful development of YCloud.

Customer

Through Weijiafu, a PRC technology company, YCloud serves both corporate and individual micro-business owners. The API interface docking provides efficient, fast, and convenient access to all product inputs in upstream supply chain pools of Weijiafu’s clients. API interface docking provides a mutual channel for two platforms processing different coding systems, which allows information and data to be shared between the two platforms in a safe and secured way. For individual micro-business owners, we provide YCloud users with access to various resources, such as local community news, merchandise selection, product pool, commodities, finance, local life.

Through Changtongfu, a PRC technology company, YCloud serves both corporate and individual business owners in the hotel and travel industries. The API interface docking provides efficient, fast, and convenient access to all hotel and its related product inputs in upstream supply chain pools of Changtongfu’s clients. API interface docking provides a mutual channel for two platforms processing different coding systems, which allows information and data to be shared between the two platforms in a safe and secured way. For individual hotel owners, we provide YCloud users with access to various resources, such as local community news, hotel and merchandise selection, product pool, commodities, finance, local life.

Revenue Model

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

We derive our revenue from service fees charged for transactions conducted through YCloud. We receive 2%-3.5% of the total Gross Merchandise Volume, or GMV, generated in the platform as a service fee through our agreement with both Weijiafu and Changtongfu, depending on the type of service and industry. Gross Merchandise Volume is a term used in online retailing to indicate a total sales monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally settle the service fee with Weijiafu and Changtongfu within the first ten days of each calendar month.

Competition

The global E-commerce SaaS industry is still growing and is in its early stage of development. We may compete against businesses in varied sectors, many of which are larger than we are and have a dominant and secure position in other industries or offer other goods and services to consumers and merchants which we do not. However, most of our competitors only have individual areas of overlap with one of our core areas, including E-commerce SaaS, Store SaaS, Cloud Service, Integrated Payment Service, and Advertising Service, but none compete at all levels.

There YCloud technology possesses several competitive advantages: 1). User marketing relationship tracking. This function is dedicated to shaping users' own private domain traffic, turning users into sharers, and reach more potential users with existing users. 2). Community AI fission and management. YCloud is a cloud intelligence system that allows all users to have socializing functions, such as group management, group fission, targeted advertising. YCloud independently researches and develops intelligent robots that can share products with users on a regular basis; 3). Supply chain system. YCloud aggregates the resources of actual users of system and categorizes them into four sections: mall CPS, financial CPS, local life, and preferred mall. YCloud shares the pooled resources to all users to strengthens the value of individual users' own merchandise and services, and allows users to provide more possibilities to their consumers; 4). Payment scenario function. YCloud system provides micro-business owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners offer multiple channels of payments to their customers; 5). Live broadcast + short video system. YCloud provides users with live broadcast technology functions and short video shooting functions. YCloud users can share merchandise through live video broadcasts, allowing consumers to have a better perception of the merchandise.

Our primary competitor is China Youzan Limited, which offers online and offline merchants suites of comprehensive solutions comprising third-party payments and various SaaS products and comprehensive service through its e-commerce platform, like marketing and customer engagement tools facilitate the process of transactions between merchants and their customers. We seek to differentiate ourselves from industry participants by focusing on micro-businesses and specific business industries, the simplicity of our YCloud series, and being recognized by our brand and technology.

Our Growth Strategy

Our ability to grow revenue is affected by, among other things, our ability to innovate and introduce new products and services that merchants and consumers value, consumer spending patterns, the expansion of multiple commerce channels, the growth of mobile devices and micro-business and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, and our share of the digital payments market. Our strategy to drive growth in our business includes the following:

•

Growing our core business: the number of people running micro-businesses in China is expected to increase from 60 million in 2019 to 130 million in 2020, 200 million in 2021, 260 million in 2022 and 330 million in 2023, respectively. (Source: https://wenku.baidu.com/view/1ff2df18ba4cf7ec4afe04a1b0717fd5370cb2cf.html,2/22/2021). Through expanding our global capabilities, user base and scale, addressing YCloud users’ everyday needs related to accessing, managing, and moving money, and expanding the adoption of our solutions by micro-business and consumers; we expect to grow significantly.

•

Expanding to new industries and sectors: partnering with micro-businesses to help them grow and expand their business online and in consumer retail stores. For example, the beauty industry includes cooperation opportunities with beauty professionals and national beauty chain salons; the tourism industry includes potential cooperation opportunities with 30 million tour guides; the hotel industry covers about 2 million homestays, inns and star-rated hotels; live commerce industries encompass both celebrities and mass live broadcast categories and viewership is estimated to reach 234 million in 2020.

(Source: https://wenku.baidu.com/view/1ff2df18ba4cf7ec4afe04a1b0717fd5370cb2cf.html; https://baijiahao.baidu.com/s?id=1675280752121761141&wfr=spider&for=pc)

•

Forming strategic partnerships: we seek to build new strategic partnerships to provide better experiences for our current customers, acquiring new customers by offering greater choice and flexibility, and, overall, reinforcing our role in the ecosystem. We expect to continue collaborating and expanding into various new fields in the second quarter of 2021.

•

Seeking global expansion: organically and through global strategic partnerships, we are expanding into new international markets. We have accelerated our global deployment and carried out in-depth cooperation with many international social media platforms and social communication companies by demonstrating its strong technical strengths. The companies we plan to negotiate with include Kakao Talk, Line, Whatsapp, Ohho and Bluechat.

Competitive Advantages

Our business is built on a strong foundation designed to drive growth and differentiate us from our competitors. We believe that our competitive strengths include the following:

•	Scale-our scale allows us to drive organic growth, aggregated revenue management and low settlement cost.

•

Integration-our integrated platform enables application in diversified income scenarios, realized precision marketing, cross-platform integrated technical service capacities and strong integrated services for service enterprise business.

•	Efficiency-Our high-speed, high-efficiency, and full-category development maintains our leading position.

•

Technology-we have utilized digitalization, electronic management, electronic data exchange, big data analysis, AI fission technology, revenue management and other technologies to form a strong coordination effect.

Research and Development

Our research and development efforts are focused on improving and enhancing our existing product as well as developing new features of the product. Because of our common, multi-tenant development architecture, we are able to provide our customers with the right product to help them grow their business. As a company focusing on leading-edge cloud technology, the recruitment of R&D talent is always our first priority. As of the date hereof, we have 46 personnel in R&D, accounting for 61% of the Company’s total employees. We spent approximately RMB 8,807,995 (approximately $1,367,701) on research and development in the fiscal year 2021.

Intellectual Property

We rely on certain intellectual property rights to protect our technology and ensure our competitive position in our industry. We have two registered copyrights, one registered trademark, and four registered domain names.

Copyright

We own the following copyrights through our subsidiaries, as noted below:

Copyright Number	Issue Date	Category	Copyright Name	Issue Country
2020SR0413838	2020/05/07	Software	WePay System V1.0	China
2020SR0318464	2020/04/09	Software	Yueshang Social E-commerce Revenue Management System	China
2020SR1899615	2020/12/25	Software	Changtongfu Revenue Management System V1.0	China
2020SR1918178	2020/12/30	Software	Zhinengfu Revenue Management System V1.0	China
2021SR0044549	2021/01/08	Software	Micro-business Cloud Intelligent System V1.0	China

Trademarks

We own the following trademark through our subsidiaries:

Trademark Number	File Date	Issue Date	Expiration Date	Trademark Name	Issue Country
40201910637S	2019/05/16	2019/06/09	2029/05/16		Singapore

Domain

We have the right to use the following domain registration issued in the PRC:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name

1	2019/09/12	2022/09/12	Alibaba Cloud Computing (Beijing) Co., Ltd.	wetradegroup.net
2	2020/09/18	2022/09/19	Alibaba Cloud Computing (Beijing) Co., Ltd.	ycloud.online
3	2020/03/04	2023/03/04	Alibaba Cloud Computing (Beijing) Co., Ltd.	yueshang.co
4	2020/05/15	2022/05/25	Alibaba Cloud Computing (Beijing) Co., Ltd.	wetg.group
5	2019/07/22	2022/07/22	Alibaba Cloud Computing (Beijing) Co., Ltd.	Wetrade.tech
6	2020/12/30	2022/12/31	Alibaba Cloud Computing (Beijing) Co., Ltd.	Xiaoshang.tech

Our Employees

As of the date hereof, we have, and in the fiscal year 2021 we had, 76 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Operating	4
Technology	46
Human Resource	4
General and Administrative	8
Financial Department	9
Strategic Department	5

Total	76

We provide employee benefits for each employee in accordance with Chinese law.  These include pension, medical, unemployment, work injury and maternity insurance, and a housing provident fund.

Our employees have not formed any employee union or association. We believe we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Seasonality

We have experienced, and expect to continue to experience, seasonal fluctuations in our results of operations. Our revenues tend to increase as spending rises during the holiday seasons and/or closer to the end-of-year as holiday spending increases in the micro-business industry.

Insurance

We maintain certain insurance policies to safeguard us against risks and unexpected events. For example, we provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees in compliance with applicable PRC laws. We do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. We do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During the fiscal years 2021 and 2020, we did not make any material insurance claims in relation to our business.

Legal Proceedings

There are no active legal proceedings pending or threatened against the Company. However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise.

REGULATIONS

This section sets forth a summary of the principal PRC laws and regulations relevant to our business and operations in China.

Regulations on Internet Information Security and Privacy Protection

In November 2016, the Standing Committee of the National People’s Congress, or the SCNPC, promulgated the Cyber Security Law of the PRC, or the Cyber Security Law, which became effective on June 1, 2017. The Cyber Security Law requires that a network operator, which includes, among others, internet information services providers, take technical measures and other necessary measures in accordance with applicable laws and regulations and the compulsory requirements of the national and industrial standards to safeguard the safe and stable operation of its networks. We are subject to such requirements as we are operating website and mobile application and providing certain internet services mainly through our mobile application. The Cyber Security Law further requires internet information service providers to formulate contingency plans for network security incidents, report to the competent departments immediately upon the occurrence of any incident endangering cyber security and take corresponding remedial measures.

Internet information service providers are also required to maintain the integrity, confidentiality and availability of network data. The Cyber Security Law reaffirms the basic principles and requirements specified in other existing laws and regulations on personal data protection, such as the requirements on the collection, use, processing, storage and disclosure of personal data, and internet information service providers being required to take technical and other necessary measures to ensure the security of the personal information they have collected and prevent the personal information from being divulged, damaged or lost. Any violation of the Cyber Security Law may subject the internet information service provider to warnings, fines, confiscation of illegal gains, revocation of licenses, cancellation of filings, shutdown of websites or criminal liabilities.

As of the date hereof, the Company is in compliance with the Cyber Security Law.

PRC Laws and Regulations on Foreign Investment

Investment in the PRC by foreign investors and foreign-invested enterprises shall comply with the Catalogue for the Guidance of Foreign Investment Industries (2020 Revision) (the “Catalogue”), which was last amended and issued by MOFCOM and National Development and Reform Commission (NDRC) on December 27, 2020 and became effective since January 27, 2021, and the Special Management Measures for Foreign Investment Access (2019 version), or the Negative List, which came into effect on July 30, 2019. The Catalogue and the Negative List contains specific provisions guiding market access for foreign capital and stipulates in detail the industry sectors grouped under the categories of encouraged industries, restricted industries and prohibited industries. Any industry not listed on the Negative List is a permitted industry unless otherwise prohibited or restricted by other PRC laws or regulations.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law of the PRC, or the Foreign Investment Law, which came into effect on January 1, 2020, repealing simultaneously the Law of the PRC on Sino-foreign Equity Joint Ventures, the Law of the PRC on Wholly Foreign-owned Enterprises and the Law of the PRC on Sino-foreign Cooperative Joint Ventures. The Foreign Investment Law adopts the management system of pre-establishment national treatment and negative list for foreign investment. Policies in support of enterprises shall apply equally to foreign-funded enterprises according to laws and regulations. Foreign investment enterprises shall be guaranteed that they could equally participate in the setting of standards, and the compulsory standards formulated by the State shall be equally applied. Fair competition for foreign investment enterprises to participate in government procurement activities shall be protected. The Foreign Investment Law also stipulates the protection on intellectual property rights and trade secrets. The State also establishes information reporting system and national security review system according to the Foreign Investment Law.

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

PRC Laws and Regulations on Trademarks

The Trademark Law of the PRC was adopted at the 24th meeting of the SCNPC on August 23, 1982. Three amendments were made on February 22, 1993, October 27, 2001 and August 30, 2013. The last amendment was implemented on May 1, 2014. The Regulations on the Implementation of the Trademark Law of the PRC were promulgated by the State Council of the People’s Republic of China on August 3, 2002, which took effect on September 15, 2002. It was revised on April 29, 2014 and became effective as of May 1, 2014. According to the Trademark Law and the implementing regulations, a trademark which has been approved and registered by the trademark office is a registered trademark, including a trademark of goods, services, collective trademark and certification trademark. The trademark registrant shall enjoy the exclusive right to use the trademark and shall be protected by law. The trademark law also specifies the scope of registered trademarks, procedures for registration of trademarks and the rights and obligations of trademark owners. We are currently holding 7 registered trademarks and enjoy the corresponding rights.

PRC Laws and Regulations on Copyrights

The Copyright Law of the People’s Republic of China (Revised in 2010), or the Copyright Law, provides that Chinese citizens, legal persons, or other organizations shall, whether published or not, enjoy copyright in their works, which include, among others, works of literature, art, natural science, social science, engineering technology and computer software. Copyright owners enjoy certain legal rights, including right of publication, right of authorship and right of reproduction. The purpose of the Copyright Law aims to encourage the creation and dissemination of works that are beneficial for the construction of socialist spiritual civilization and material civilization and promote the development and prosperity of Chinese culture. The term of protection for copyrighted software of legal persons is fifty years and ends on December 31 of the 50th year from the date of first publishing of the software.

In order to further implement the Computer Software Protection Regulations promulgated by the State Council in 2001, and amended subsequently, the State Copyright Bureau issued the Computer Software Copyright Registration Procedures in 2002, which apply to software copyright registration, license contract registration and transfer contract registration.

As of the date hereof, we had registered 5 copyright of works in China.

PRC Laws and Regulations on Domain Names

The domain names are protected under the Administrative Measures on the Internet Domain Names of China promulgated by MIIT on November 5, 2004 and effective on December 20, 2004, and will be replaced by the Administrative Measures on the Internet Domain Names promulgated by MIIT on August 24, 2017, which became effective on November 1, 2017. MIIT is the major regulatory body responsible for the administration of the PRC Internet domain names, under supervision of which China Internet Network Information Center, or CNNIC, is responsible for the daily administration of CN domain names and Chinese domain names. On September 25, 2002, CNNIC promulgated the Implementation Rules of Registration of Domain Name, or the CNNIC Rules, which was renewed on June 5, 2009 and May 29, 2012, respectively. Pursuant to the Administrative Measures on the Internet Domain Names and the CNNIC Rules, the registration of domain names adopts the “first-to-file” principle and the registrant shall complete the registration via the domain name registration service institutions. In the event of a domain name dispute, the disputed parties may lodge a complaint to the designated domain name dispute resolution institution to trigger the domain name dispute resolution procedure in accordance with the CNNIC Measures on Resolution of the Top Level Domains Disputes, file a suit to the People’s Court or initiate an arbitration procedure.

As of the date hereof, we have registered 6 domain names in China.

PRC Laws and Regulations on Foreign Exchange

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

As of the date of hereof, Yueshang Beijing has completed the foreign exchange registration formalities upon establishment. Subsequently, WeTrade Technology, the sole shareholder of Yueshang Beijing, is able to contribute capital to or receive distributions and dividends from Yueshang Beijing.

PRC Laws and Regulations on Dividend Distribution

The principal regulations governing distribution of dividends of foreign-invested enterprises include the Foreign-Invested Enterprise Law, that became effective on January 1, 2020, and its implementation rules. Under these laws and regulations, wholly foreign-owned enterprises in China may pay dividends only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, when a wholly foreign-owned enterprise in China distributes its after-tax profits of a fiscal year, it shall allocate 10% of the profits to the company’s statutory common reserve fund. If the accumulated amount of the company’s statutory reserve fund is more than 50% of the company’s registered capital, the company is no longer required to allocate more funds to the reserve. Wholly foreign-owned companies may, at their discretion, allocate a portion of their after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserves are not distributable as cash dividends.

PRC Laws and Regulations on Taxation

Enterprise Income Tax

The Enterprise Income Tax Law of the People’s Republic of China (the “EIT Law”) was promulgated by the Standing Committee of the National People’s Congress on March 16, 2007 and became effective on January 1, 2008, and was later amended on February 24, 2017 and on December 29, 2018 separately. The Implementation Rules of the EIT Law (the “Implementation Rules”) were promulgated by the State Council on December 6, 2007 and became effective on January 1, 2008. According to the EIT Law and the Implementation Rules, enterprises are divided into resident enterprises and non-resident enterprises. Resident enterprises shall pay enterprise income tax on their incomes obtained in and outside the PRC at the rate of 25%. Non-resident enterprises setting up institutions in the PRC shall pay enterprise income tax on the incomes obtained by such institutions in and outside the PRC at the rate of 25%. Non-resident enterprises with no institutions in the PRC, and non-resident enterprises whose incomes having no substantial connection with their institutions in the PRC, shall pay enterprise income tax on their incomes obtained in the PRC at a reduced rate of 10%.

The Arrangement between the PRC and Hong Kong Special Administrative Region for the Avoidance of Double Taxation the Prevention of Fiscal Evasion with respect to Taxes on Income (the “Arrangement”) was promulgated by the State Administration of Taxation (“SAT”) on August 21, 2006 and came into effect on December 8, 2006. According to the Arrangement, a company incorporated in Hong Kong will be subject to withholding tax at the lower rate of 5% on dividends it receives from a company incorporated in the PRC if it holds a 25% interest or more in the PRC company. The Notice on the Understanding and Identification of the Beneficial Owners in the Tax Treaty (the “Notice”) was promulgated by SAT and became effective on October 27, 2009. According to the Notice, a beneficial ownership analysis will be used based on a substance-over-form principle to determine whether or not to grant tax treaty benefits.

Yueshang Beijing and its subsidiaries are resident enterprises and pay EIT tax at the rate of 25% in the PRC. It is more likely than not that the Company and its offshore subsidiary would be treated as a non-resident enterprise for PRC tax purposes.

Value-added Tax

Pursuant to the Provisional Regulations on Value-added Tax of the PRC, or the VAT Regulations, which were promulgated by the State Council on December 13, 1993, took effect on January 1, 1994, and were amended on November 10, 2008, February 6, 2016, and November 19, 2017, respectively, and the Rules for the Implementation of the Provisional Regulations on Value-added Tax of the PRC, which were promulgated by the MOF on December 25, 1993, and were amended on December 15, 2008, and October 28, 2011, respectively, entities and individuals that sell goods or labor services of processing, repair or replacement, sell services, intangible assets, or immovables, or import goods within the territory of the People’s Republic of China are taxpayers of value-added tax. The VAT rate is 17% for taxpayers selling goods, labor services, or tangible movable property leasing services or importing goods, except otherwise specified; 11% for taxpayers selling services of transportation, postal, basic telecommunications, construction and lease of immovable, selling immovable, transferring land use rights, selling and importing other specified goods including fertilizers; 6% for taxpayers selling services or intangible assets.

According to the Notice on the Adjustment to the Value-added Tax Rates issued by the SAT and the MOF on April 4, 2018, where taxpayers make VAT taxable sales or import goods, the applicable tax rates shall be adjusted from 17% to 16% and from 11% to 10%, respectively. Subsequently, the Notice on Policies for Deepening Reform of Value-added Tax was issued by the SAT, the MOF and the General Administration of Customs on March 30, 2019 and took effective on April 1, 2019, which further adjusted the applicable tax rate for taxpayers making VAT taxable sales or importing goods. The applicable tax rates shall be adjusted from 16% to 13% and from 10% to 9%, respectively. The VAT rate applicable to the company is currently 6%; the income tax rate applicable to the company is 25%. We are also eligible for receiving tax refund according to certain favorable government policies starting from 2021.

Dividend Withholding Tax

The Enterprise Income Tax Law states that since January 1, 2008, an income tax rate of 10% will normally be applicable to dividends declared to non-PRC resident investors that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business, to the extent such dividends are derived from sources within the PRC.

Pursuant to an Arrangement Between the Mainland of China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and the Prevention of Fiscal Evasion with Respect to Taxes on Incomes (“Double Tax Avoidance Arrangement”) and other applicable PRC laws, if a Hong Kong resident enterprise is determined by the competent PRC tax authority to have satisfied the relevant conditions and requirements under such Double Tax Avoidance Arrangement and other applicable laws, the 10% withholding tax on the dividends the Hong Kong resident enterprise receives from a PRC resident enterprise may be reduced to 5%. However, based on the Circular on Certain Issues with Respect to the Enforcement of Dividend Provisions in Tax Treaties (the “SAT Circular 81”) issued on February 20, 2009 by SAT, if the relevant PRC tax authorities determine, in their discretion, that a company benefits from such reduced income tax rate due to a structure or arrangement that is primarily tax-driven, such PRC tax authorities may adjust the preferential tax treatment. According to the Circular on Several Questions regarding the “Beneficial Owner” in Tax Treaties, which was issued on February 3, 2018 by the SAT and took effect on April 1, 2018, when determining the applicant’s status of the “beneficial owner” regarding tax treatments in connection with dividends, interests or royalties in the tax treaties, several factors, including without limitation, whether the applicant is obligated to pay more than 50% of his or her income in twelve months to residents in third country or region, whether the business operated by the applicant constitutes the actual business activities, and whether the counterparty country or region to the tax treaties does not levy any tax or grant tax exemption on relevant incomes or levy tax at an extremely low rate, will be taken into account, and it will be analyzed according to the actual circumstances of the specific cases. This circular further provides that applicants who intend to prove his or her status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements.

We have not commenced the application process for a Hong Kong tax resident certificate from the relevant Hong Kong tax authority, and there is no assurance that we will be granted such a Hong Kong tax resident certificate. We have not filed required forms or materials with the relevant PRC tax authorities to prove that we should enjoy the 5% PRC withholding tax rate.

PRC Laws and Regulations on Employment and Social Welfare

Labor Law of the PRC

Pursuant to the Labor Law of the PRC, which was promulgated by the Standing Committee of the NPC on July 5, 1994 with an effective date of January 1, 1995 and was last amended on August 27, 2009 and the Labor Contract Law of the PRC, which was promulgated on June 29, 2007, became effective on January 1, 2008 and was last amended on December 28, 2012, with the amendments coming into effect on July 1, 2013, enterprises and institutions shall ensure the safety and hygiene of a workplace, strictly comply with applicable rules and standards on workplace safety and hygiene in China, and educate employees on such rules and standards. Furthermore, employers and employees shall enter into written employment contracts to establish their employment relationships. Employers are required to inform their employees about their job responsibilities, working conditions, occupational hazards, remuneration and other matters with which the employees may be concerned. Employers shall pay remuneration to employees on time and in full accordance with the commitments set forth in their employment contracts and with the relevant PRC laws and regulations. We have entered into written employment contracts with all the employees and performed their obligations under the relevant PRC laws and regulations.

Social Insurance and Housing Fund

Pursuant to the Social Insurance Law of the PRC, which was promulgated by the Standing Committee of the NPC on October 28, 2010 and became effective on July 1, 2011, employers in the PRC shall provide their employees with welfare schemes covering basic pension insurance, basic medical insurance, unemployment insurance, maternity insurance, and occupational injury insurance. We have been complying with local regulations regarding social security and employee insurance.

According to the Interim Regulations on the Collection and Payment of Social Insurance Premiums, the Regulations on Work Injury Insurance, the Regulations on Unemployment Insurance and the Trial Measures on Employee Maternity Insurance of Enterprises, enterprises in the PRC shall provide benefit plans for their employees, which include basic pension insurance, unemployment insurance, maternity insurance, work injury insurance and basic medical insurance. An enterprise must provide social insurance by processing social insurance registration with local social insurance agencies, and shall pay or withhold relevant social insurance premiums for or on behalf of employees. The Law on Social Insurance of the PRC, which was promulgated by the SCNPC on October 28, 2010, became effective on July 1, 2011, and was most recently updated on December 29, 2018, has consolidated pertinent provisions for basic pension insurance, unemployment insurance, maternity insurance, work injury insurance and basic medical insurance, and has elaborated in detail the legal obligations and liabilities of employers who do not comply with relevant laws and regulations on social insurance. Without force majeure reasons, employers must not suspend or reduce their payment of social insurance for employees, otherwise, competent governmental authorities will have the power to enforce employers to pay up social insurance within a prescribed time limit, and a fine of 0.05% of the unpaid social insurance can be charged on the part of the employers per day commencing from the first day of default. Provided that the employers still fail to make the payment within the prescribed time limit, a fine of over one time and up to three times of the unpaid sum of social insurance can be charged.

According to the Regulations on the Administration of Housing Provident Fund, which was promulgated by the State Counsel and became effective on April 3, 1999, and was amended on March 24, 2002 and was partially revised on March 24, 2019 by Decision of the State Council on Revising Some Administrative Regulations (Decree No. 710 of the State Council), housing provident fund contributions by an individual employee and housing provident fund contributions by his or her employer shall belong to the individual employee. Registration by PRC companies at the applicable housing provident fund management center is compulsory and a special housing provident fund account for each of the employees shall be opened at an entrusted bank.

The employer shall timely pay up and deposit housing provident fund contributions in full amount and late or insufficient payments shall be prohibited. The employer shall process housing provident fund payment and deposit registrations with the housing provident fund administration center. Under the circumstances where financial difficulties do exist due to which an employer is unable to pay or pay up housing provident funds, permission of labor union of the employer and approval of the local housing provident funds commission must first be obtained before the employer can suspend or reduce their payment of housing provident funds. With respect to companies who violate the above regulations and fail to process housing provident fund payment and deposit registrations or open housing provident fund accounts for their employees, such companies shall be ordered by the housing provident fund administration center to complete such procedures within a designated period. Those who fail to process their registrations within the designated period shall be subject to a fine ranging from RMB10,000 to RMB50,000. When companies breach these regulations and fail to pay up housing provident fund contributions in full amount as due, the housing provident fund administration center shall order such companies to pay up within a designated period, and may further apply to the People's Court for mandatory enforcement against those who still fail to comply after the expiry of such period.

Our PRC subsidiaries are in compliance with PRC’s social insurance and housing fund regulations.

Regulations Related to our Business Operations in Hong Kong

Business registration requirement

The Business Registration Ordinance (Chapter 310 of the Laws of Hong Kong) requires every person carrying on any business to make an application to the Commissioner of Inland Revenue in the prescribed manner for the registration of that business. The Commissioner of Inland Revenue must register each business for which a business registration application is made and as soon as practicable after the prescribed business registration fee and levy are paid and issue a business registration certificate or branch registration certificate for the relevant business or the relevant branch, as the case may be. The Company has applied and received business registration certificate in HK and is in compliance with such regulations.

Regulations related to Hong Kong Taxation

Inland Revenue Ordinance (Chapter 112 of the Laws of Hong Kong)

Under the Inland Revenue Ordinance (Chapter 112 of the Laws of Hong Kong), where an employer commences to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than three months after the date of commencement of such employment. Where an employer ceases or is about to cease to employ in Hong Kong an individual who is or is likely to be chargeable to tax, or any married person, the employer shall give a written notice to the Commissioner of Inland Revenue not later than one month before such individual ceases to be employed in Hong Kong.

Capital gains tax

No tax is imposed in Hong Kong in respect of capital gains from the sale of shares.

Profits tax

Trading gains from the sale of shares by persons carrying on a trade, profession or business in Hong Kong, where such gains are derived from or arise in Hong Kong, will be subject to Hong Kong profits tax which is imposed at the rates of 8.25% on assessable profits up to HKD 2,000,000 and 16.5% on any part of assessable profits over HKD 2,000,000 on corporations from the year of assessment commencing on or after 1 April 2018. Certain categories of taxpayers (for example, financial institutions, insurance companies and securities dealers) are likely to be regarded as deriving trading gains rather than capital gains unless these taxpayers can prove that the investment securities are held for long-term investment purposes.

Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong)

Under the Stamp Duty Ordinance (Chapter 117 of the Laws of Hong Kong), the Hong Kong stamp duty currently charged at the ad valorem rate of 0.1% on the higher of the consideration for or the market value of the shares, will be payable by the purchaser on every purchase and by the seller on every sale of Hong Kong shares (in other words, a total of 0.2% is currently payable on a typical sale and purchase transaction of Hong Kong shares). In addition, a fixed duty of HKD 5 is currently payable on any instrument of transfer of Hong Kong shares. Where one of the parties is a resident outside Hong Kong and does not pay the ad valorem duty due by it, the duty not paid will be assessed on the instrument of transfer (if any) and will be payable by the transferee. If no stamp duty is paid on or before the due date, a penalty of up to ten times the duty payable may be imposed.

As of the date hereof, the Company is in compliance with the regulations regarding Hong Kong taxation.

ITEM 1A. RISK FACTORS

Not applicable as we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone, Beijing, People Republic of China. The office has 6,216.64 square meters and the lease runs from September 16, 2020 to September 15, 2025. The monthly rent is RMB 414,105.93 (approximately of US$63,000).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Holders

As of the close of business on December 31, 2021, there were approximately 370 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2021, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

As of December 31, 2021, there are no recent sales of unregistered securities and the Company total outstanding shares is 305,491,498 shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2021.

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

Overview

WeTrade Group, Inc. was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing technical services and solutions via its social e-commerce platform. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

We provide technology services to both individual and corporate users. Through Yueshang Information Technology (Beijing) Limited, or Yueshang Beijing, we provide access to “YCloud” to our two customers, which are Zhuozhou Weijiafu Information Technology Limited (“Weijiafu”), a PRC technology company, which then provide “YCloud” services to individual and corporate micro-business owners and Changtongfu Technology (Hainan) Co Limited (“Changtongfu”), a PRC technology company, which provide “YCloud” services to individual and corporate business owners in the hotel and travel industries.

The market individual micro-business owners represent a potential of 330 million users by the year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms.

The main functions of the YCloud system are to manage users’ marketing relationships, CPS commission profit management, multi-channel data statistics, AI fission and management, and improved supply chain systems.

Currently, YCloud serves the micro business industry. We expect to expand the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal years ended December 31, 2021 and 2020.

Results of Operations for the fiscal years ended December 31, 2021 and 2020

	For the year ended December 31, 2021	For the year ended December 31, 2020
Revenue:
Service revenue, non-related party	$9,734,966	$3,440,312
Service revenue, related party	4,646,329	2,831,252
	14,381,295	6,271,564
Cost of Revenue	(2,681,939)	(615,595)
Gross Profit	11,699,356	5,655,969
Operating Expenses:
General and Administrative	(5,705,063)	(1,901,336)
Operations Profit	5,994,293	3,754,633
Other income	303,665	82,960
Income before income tax	6,297,958	3,837,593
Income tax expense	(1,122,283)	(1,162,556)
Net Income	$5,175,675	$2,675,037

Revenue from Operations

For the fiscal year ended December 31, 2021 and 2020, total revenue was $14,381,295 and $6,271,564, respectively. The increase was mainly due to the increase in Gross Merchandise Volume (“GMV”) in Ycloud system. Service revenue from third party were $9,734,966 (2020: $3,440,312) and service revenue from related party were $4,646,329 (2020: $2,831,252) for the year ended December 31, 2021. The system services fees are collected through Weijiafu and Changtongfu from end users of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	2021	2020
	US$	US$
Non-related party	292,177,817	10,437,687
Related party	139,359,179	153,038,677
Total:	431,536,996	163,476,364

Cost of revenue

Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more staffs were recruited during the period. The increase is in line with the increase in revenue during the period.

General and Administrative Expenses

For the fiscal year ended December 31, 2021 and 2020, general and administrative expenses were $5,705,063 and 1,901,336, respectively. The increase is mainly due to increase in the payroll expenses as a result of more new staffs were recruited during the year.

Net Income

As a result of the factors described above, there was a net income of $5,175,675 and net income of $2,675,037 for the fiscal year ended December 31, 2021 and 2020, respectively, the increase is mainly due to increase in Gross Merchandise Volume (“GMV”) in YCloud system and services are collected from YCloud users based on GMV during the year.

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets on for the fiscal years ended December 31, 2021 and 2020, it should be read in conjunction with the financial statements, and notes thereto.

	2021	2020
Cash and Cash equivalents	$616,593	$4,640,603
Receivables	9,230,865	2,609,520
Note receivable	3,798,130	3,097,981
Other receivables and prepayments	3,458,221	332,388
Intangible asset	37,765	49,029
Right of use assets	2,328,950	2,813,186
Total assets	$19,470,524	$13,542,707
Account payable and accrued expenses	279,219	271,531
Lease liability	2,538,340	3,041,463
Amount due to related parties	1,105,532	416,501
Other liabilities	1,018,111	919,328
Total liabilities	$4,941,202	$4,648,822
Total stockholders’ equity	$14,529,322	8,893,885

As of December 31, 2020, we had total assets of $19,470,524, which mainly consisted of $616,593 in cash, $13,028,995 in receivables and note receivables and $2,328,950 in right of use asset; we had total liabilities of $4,941,202 which consisted of $279,219 in accounts payables & accrued expenses, $1,105,532 in amount due to related parties, $1,018,111 in other liabilities and $2,538,340 in lease liability; we had total stockholders’ equity of $14,529,322.

Operating activities

Our continuing cash flow used in operating activities is $3,753,384 for the fiscal years ended December 31, 2021 as compare to the cash flow provided by operating activities of $1,162,337 in prior year, which was increased by approximately of $4.92 million. The increase were mainly due to increase in trade receivable of approximately of $3.9 million and increase in prepaid expenses of approximately of $2.9 million during the year. The increase is partially offset by the increase of net income of approximately of $2.5 million during the year.

Investing activities

Our continuing cash flow used in investing activities is $417,112 for the fiscal years ended December 31, 2021 as compare to the cash flow of $nil in investing activities in prior year. The increase was mainly due to increase office equipment and office renovation of $417,112 during the year.

Financing activities

Cash provided in our financing activities was $77,821 for the year ended December 31, 2021 as compare to the net cash used in financing activities of $3,682,142, which was decreased by approximately of $3.6 million. There were loan repayment of $1,560,020 to related party and increase in loan to third party of $2.96 million in prior year, however there were only $689,031 loan from related party and loan to third party of $611,210 during the year and therefore resulted in decrease net cash used in financing activities during the year.

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

The Company maintains an allowance for doubtful accounts which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for doubtful accounts on general basis taking into consideration various factors including but not limited to the historical collection experience and credit-worthiness of the customers as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company acquires that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2021 and 2020 are set forth on pages F-1 to F-12 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2021, we did not maintain effective internal control over financial reporting.

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

ITEM 9A. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Zheng Dai	46	Director and Chairman of the Board
Pijun Liu	39	Chief Executive Officer and Director (Principal Executive Officer)
Kean Tat Che	39	Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)
Zhuo Li	33	Chief Operation Officer and Director
Biming Guo	49	Independent Director and Chair of Audit Committee Chair
Daxue Li	51	Independent Director and Chair of Compensation Committee Chair
Yuxing Ye	43	Independent Director and Chair of Nominating Committee Chair
Hung Fai Choi	36	Independent Director
Ning Qin	41	Independent Director

Background of Directors and Executive Officers

Zheng Dai, Director and Chairman of the Board

Mr. Dai is a graduate of Fuzhou Finance University in the PRC and majored in Finance and Economics. Mr. Dai began his career in the internet and information technology industry in 1998. Between 2000 and 2004, he served as the Chief Technology Officer for China Interaction Media Group. Between 2006 and 2012, he was a co-founder and Vice President of Qunar Cayman Islands Limited (Nasdaq: QUNR). Since 2014, Mr. Dai has served on several boards that represent timeshare owners and their interests. Mr. Dai’s primary responsibility with the Company will be leveraging his existing industry connections to assist in the implementation of our business plan. Mr. Dai holds a Bachelor degree in Investment management from China Fuzhou University.

Pijun Liu, Chief Executive Officer and Director

Mr Liu has more than 15 years of experience in tourism operations and team management. From 2004 to 2006, he worked for eLong.com and International Hotel Group, during which he hosted the first Caofeidian Forum. From 2009 to 2014 Mr. Liu founded the high-star hotel alliance-Wandian Alliance and led the team to achieve significant results. From 2014 to 2017, Mr. Liu served as the founder and CEO of Zhiding.com. He led the team to obtain 8 million RMB in Series A funding from 58.com and other institutions. He received the “Gold Award” in the Global Travel Conference in 2017. Since 2019, Mr. Liu has served as the co-founder and CEO of Yueshang Group, he is responsible for investment operations and team management. Mr. Liu graduated from Wuhan University of Technology in 2004 and did post graduate studies in the School of Finance at Renmin University of China from 2018 to 2019.

Kean Tat Che, Chief Financial Officer and Director

Mr. Che is a member of CPA Australia and has over 15 years of experience in accounting, auditing, corporate finance and IPO advisory. In 2006, he started his career as auditor with Ernst & Young LLP and left the firm in 2009. From 2009 to 2012, he worked as Corporate Finance Manager with ICH Group, which was involved in several IPOs in South East Asia region. In 2013, he served as Vice President in Auscar Wealth Management Sdn Bhd, responsible for corporate finance, fund raising, merger and acquisition. From 2013 to 2016, he worked as Chief Financial Officer at Heyu Capital Group. From 2019 to 2020, he worked as Group CFO in Nova Group Holdings (Hong Kong Stock Exchange: 1360), responsible for the group financial affairs, corporate financial activities, merger & acquisition and corporate restructurings. From 2020 to Present, Mr. Che is working as Vice President and Chief Financial Officer of Central Holding Group Ltd (Hong Kong Stock Exchange: 1735), and CFO, Secretary & Executive Director at WeTrade Group, Inc. In his current role, Mr. Che is tasked with the corporate affairs and potential mergers and acquisition. Mr. Che graduated from the University of Adelaide in Australia and majored in Accounting and Finance in 2005.

Zhuo, Li, Chief Operation Officer and Director

Zhuo, Li has over 10 years of experience in the investment and financing industries. Since 2011, he is the founder and remains the Chairman of Lixingde Capital Group, an asset management company involved in corporate fundraising, financial advisory, and wealth management. In his current role, Mr. Li is tasked with seeking potential investors and funding for the company future’s acquisition and development. Mr. Li graduated in 2011 from Beijing Commercial University in PRC with a degree in Economics.

Biming Guo, Independent Director, Chair of Audit Committee and member of Compensation Committee

Mr. Guo has over 25 years of experience as a CPA in M&A, investment and finance. Mr. Guo now serves as the Accountant-in-Chief and Legal Representative at Jinchengfeng (Xiamen) CPA, an accounting firm in China, where he manages a team of 20 people, focusing on various NEEQ and IPO projects, as well as internal control and tax management counseling. Between April 2016 and April 2018, Mr. Guo was a Senior Auditor at Zhongxincai Guanghua CPA LLP in Beijing, China, where he spearheaded various NEEQ, IPO, internal control and tax management counseling projects. Between July 2014 and March 2016, Mr. Guo was a Project Manager at Founder Securities Co., Ltd, where he served as a financial consultant, responsible for analyzing and performing due diligence on various major assets in underwriting, restructuring, and M&A projects. Mr. Guo started his career in 1996 at Ji’an Developmental Bank, where he served for over a decade in credit risk management. Mr. Guo graduated from Nanchang University in China with a bachelor’s degree. He has been a CPA since 2004, a Certified Tax Agent since 2005, and a licensed attorney since 2010.

Daxue Li, Independent Director, Chair of Compensation Committee and member of Audit Committee and Nominating Committee

Mr. Li has more than 20 years of experience in TMT, e-commerce and information technology industry. He was the vice-president and CTO of Tianji Network Company, in charge of technology research and development, technical service and customer execution. From 2008-2015, he served as senior vice president of JD.com group (Nasdaq: JD), in charge of technology research and development system. In 2015 he founded the Ciyun Technology Co Ltd. and remains the CEO. He is also the honorary technical advisor of the JD.com group. In 1988, he was admitted to the Mathematics Department of Shandong University with the highest score of Science in the college entrance examination of the whole country and holds a Bachelor degree in Mathematics from Shandong University.

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

Ning Qin, Independent Director and member of the Compensation Committee and Nominating Committee

Mr. Qin has over 15 years of experience as a corporate counsel and lawyer, in M&A, investment and finance. In 2003, he started his career as Clerk with the Court of Baqiao District of Xi’an in China and left in 2004. From 2004 to 2005, he worked as Paralegal with Shaanxi Haipu Law Firm in Xi’an of China. In 2008, he worked as a paralegal with Jane Willems’ Firm in Paris, France. From 2009 to 2013, he served as Senior Manager in Tian An China Investment Ltd., (stock code: 0028), listed on the HK stock exchange, responsible for the China legal and investment. In 2013, he worked as General Manager in Shaanxi HDTX Investment Ltd. In 2016, he served as Executive Director in Yulin FFL Environmental Energy Limited (member of ENGIE Group in France). In 2018, he worked as Assistant President in Guanghui Energy Group (stock code: 600256), listed on the SHH stock exchange. From 2020 to present, he is working as Equity Partner in Zhonglun W&D Law Firm in Xi’an. Mr. Qin is a graduate from the Law school of Versailles University in France, and majored in Arbitration and International business in 2008.

Family Relationships

None of the directors or executive officers at the Company have a family relationship as defined in Item 401 of Regulation S-K.

Election of Officers

Each of our directors is appointed to hold office until the next annual meeting of our shareholders, until her or her respective successor is elected and qualified, or until he or she resigns or is removed in accordance with the applicable provisions of Wyoming law. Our officers are appointed by our board of directors and hold office until removed by our board of directors or until their resignation.

Board of Directors

We currently have a board of directors consisting of nine members, a majority of whom are “independent” as defined in Nasdaq Rule 5605. We expect that all current directors will continue to serve after this offering. The directors will be re-elected at our annual general meeting of shareholders.

A director who is in any way, whether directly or indirectly, interested in a contract or proposed contract with the Company shall declare the nature of his interest at a meeting of the directors. A general notice given to the directors by any director to the effect that he is a member of any specified company or firm and is to be regarded as interested in any contract which may thereafter be made with that company or firm shall be deemed a sufficient declaration of interest in regard to any contract so made. A director may vote in respect of any contract or proposed contract or arrangement notwithstanding that he may be interested therein and if he does so his vote shall be counted and he may be counted in the quorum at any meeting of the directors at which any such contract or proposed contract or arrangement shall come before the meeting for consideration.

Board Committees

We have established three committees under the board of directors: Audit Committee, Compensation Committee and Nominating Committee. Each committee is governed by a charter approved by our board of directors. Copies of the charters have been submitted as exhibits to the registration statement of which this prospectus is a part and will be available at our investor relations website.

Audit Committee

Our Audit Committee consists of Biming Guo (Chair), Daxue Li, Yuxing Ye, and Hung Fai Choi. Each member of the Audit Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee Financial Expert is Biming Guo who qualifies as an “audit committee financial expert” within the meaning of the SEC rules and possesses financial sophistication within the definition of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

•	selecting our independent registered public accounting firm and pre-approving all auditing and non-auditing services permitted to be performed by our independent registered public accounting firm;

•	reviewing with our independent registered public accounting firm any audit problems or difficulties and management’s response and approving all proposed related party transactions, as defined in Item 404 of Regulation S-K;

•	discussing the annual audited financial statements with management and our independent registered public accounting firm;

•	annually reviewing and reassessing the adequacy of our Audit Committee charter;

•	meeting separately and periodically with the management and our independent registered public accounting firm;

•	regularly reporting to the full board of directors;

•	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposure; and

•	such other matters that are specifically delegated to our Audit Committee by our board of directors from time to time.

Compensation Committee

Our Compensation Committee consists of Daxue Li (Chair), Biming Guo, Yuxing Ye and Ning Qin. Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. Our Compensation Committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee will be responsible for, among other things:

•	reviewing and approving to the board with respect to the total compensation package for our most senior executive officers;

•	approving and overseeing the total compensation package for our executives other than the most senior executive officers;

•	reviewing and recommending to the board with respect to the compensation of our directors;

•	periodically reviewing and approving any long-term incentive compensation or equity plans;

•	selecting compensation consultants, legal counsel or other advisors after taking into consideration all factors relevant to that person’s independence from management; and

•	programs or similar arrangements, annual bonuses, employee pension and welfare benefit plans.

Nominating Committee

Our Nominating Committee consists of Yuxing Ye (Chair), Daxue Li, Hung Fai Choi and Ning Qin. Each member of the Nominating Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. The nominating committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating Committee will be responsible for, among other things:

•	selecting and recommending to the board nominees for election by the shareholders or appointment by the board;

•	annually reviewing with the board the current composition of the board with regards to characteristics such as independence, knowledge, skills, experience and diversity;

•	making recommendations on the frequency and structure of board meetings and monitoring the functioning of the committees of the board; and

•	advising the board periodically with regards to significant developments in the law and practice of corporate governance as well as our compliance with applicable laws and regulations, and making recommendations to the board on all matters of corporate governance and on any remedial action to be taken.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors and officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past ten (10) years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Related Party Transactions,” our directors and officers have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2021 and 2020, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$100,000 (the “named executive officers”).

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)	All Other Compensation ($)	Total($)
Pijun Liu	2021	80,000	8,000	-	-	88,000	(1)
CEO	2020	-	-	-	-	-
Kean Tat Che	2021	50,000	5,000	-	-	55,000	(1)
CFO and Secretary	2020	-	-	-	-	-
Zheng Dai	2021	80,000	8,000	-	-	88,000	(1)
CTO	2020	-	-	-	-	-
Zhuo Li	2021	50,000	5,000	-	-	55,000	(1)
COO	2020	-	-	-	-	-

(1)

Such amounts were accrued and the parties agreed that the compensation payment to be deferred until the Company is listed on Nasdaq. The Company plans to make the payment from its working capital upon its listing on Nasdaq.

Employment Agreements

Our employment agreements with our officers generally provide employment for a specific term and set annual salaries, health insurance, pension insurance, paid vacation, and family leave time. The agreement may be terminated by either party as permitted by law.

We have entered into an employment agreement with each of Zheng Dai, our Chairman, and Pijun, Liu, our Chief Executive Officer, effective from September 1, 2020 through August 31, 2024.

Under the terms of the agreements, each of Messrs. Dai and Liu are entitled to receive a monthly salary of $8,000, effective from March 1, 2021, plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

We have also entered into an employment agreement with each of Kean Tat Che, our Chief Financial Officer, and Zhuo Li, our Chief Operating Officer, effective from March 28, 2019 through March 27, 2023.

Under the terms of the agreements, each of Messrs. Che and Li are entitled to receive a monthly salary of $5,000, effective from March 1, 2021, and plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

Director Compensation

On September 1, 2020, we entered into a service contract with each of our independent directors Daxue Li, Yuxing Ye, Hung Fai Choi and Ning Qin. The contracts have a term of two years commencing September 1, 2020 and we agree to pay $2,000 per month commencing March 1, 2021 plus one month’s additional payment by the end of each year.

On April 19, 2021, we entered into a service contract with our independent director Biming Guo. The contract has a term of two years commencing April 19, 2021 and we agree to pay $2,000 per month commencing April 19, 2021 plus one month’s additional payment by the end of each year.

For the years ended December 31, 2021 and 2020, we did not compensate our executive directors for their services other than to reimburse them for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. For the year ended December 31, 2021, a total of $22,000 were accrued for each of our independent directors Daxue Li, Yuxing Ye, Hung Fai Choi and Ning Qin and a total of $20,000 were accrued for our independent director Biming Guo.  The parties agreed that the compensation payment to be deferred until the Company is listed on Nasdaq. The Company plans to make the payment from its working capital upon its listing on Nasdaq.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock as of the date of hereof by:

●	Each person who is known by us to beneficially own more than 5% our outstanding common stock;

●	Each of our director, director nominees and named executive officers; and

●	All directors and named executive officers as a group.

The number and percentage of common stock beneficially owned before the offering are based on 305,451,498 shares of common stock issued and outstanding as of the date of this prospectus. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares of common stock beneficially owned by a person listed below and the percentage ownership of such person, common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this prospectus are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of our Company at No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone, Beijing, People Republic of China. As of the date hereof, we have 370 shareholders of record.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock(1)	Percentage Ownership of Common Stock(2)
Directors and Named Executive Officers:
Zheng Dai (4)	87,150,483	28.5%
Pijun Liu	14,959,700	4.8%
Kean Tat Che	9,833,000	3.2%
Li Zhuo	9,833,000	3.2%
Biming Guo	-	-
Daxue Li	-	-
Yuxing Ye	-	-
Hung Fai Choi	-	-
Ning Qin	-	-
All executive officers and directors as a group (9 persons)	121,776,183	39.86%

5% or Greater Shareholders
Future Science and Technology Co Ltd(4)	87,150,483	28.5%
AiShangYou Limited(5)	81,725,304	26.8%
LD Property Limited (6)	18,000,000	5.9%

*Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Calculation based on 305,451,498 shares of common stock issued and outstanding as of the date of this prospectus.

(3)	Assuming 10,000,000 shares of common stock are issued in this offering, not including shares of common stock underlying the underwriter’s Over-Allotment Option.

(4)	Zheng Dai has sole voting and dispositive power over the shares held by Future Science and Technology Co Ltd.

(5)	Shufeng Zang, a non-affiliate of the registrant, has sole voting and dispositive power over the shares held by AiShangYou Limited.

(6)	It is an equity incentive trust company, the shares of common stock under this company were held for the employees of the Company, and therefore are not free-trading shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

The following is the list of the related parties to which the Company has transactions with:

(a)	Beijing Zhidingwang Investment Management Limited Partnership (“BZIM”), the entity in which the Group’s CEO, Liu PiJun beneficially own 56% equity interest.
(b)

Zhiding Network Technology (Beijing) Co Limited (“ZNTB”), the entity in which the Group’s CEO, Liu Pijun beneficially own 77.98% equity interest and Group’s Director, Li Daxue beneficially own 3% equity interest.

(c)	Beijing Xingke Datong Technology Co Ltd (“BXDT”), the entity in which the supervisor of a subsidiary company, Deng Liangpeng beneficially own 80% equity interest.
(d)	Huoerguo Zhufeng Technology Co Ltd (“HZTC”), the entity in which the supervisor of a subsidiary company, Sun Tong beneficially own 46% equity interest.
(e)	Global Joy Trip (HK) Limited (“Global Joy HK”), the entity in which the Group’s Chairman, Daizheng and Group’s CEO, Liu Pijun are the director, the company has been dissolved in Jan 2021.

Related parties transactions consisted of the following as of the dates indicated.

Name of related party	Nature of transaction	During 2021	During 2020
BZIM	No transaction during the year	NA	NA
ZNTB	Office rental paid on behalf of the WeTrade Group Inc	$189,235	-
BXDT	System service fee	$485,190	-
HZTC	System service fee	$739,016	-

ACCOUNT PAYABLES- RELATED PARTIES

	As of December 31, 2021	As of December 31, 2020

Account payable- related party	$54,436	$-
	$54,436	$-

Account payable- related party balance of $54,436 represented background system management service and basic application training fees payable to Beijing Xingke Datong Technology Co Ltd. The service period is 16 months and which will end in June 2022.

AMOUNT DUE TO RELATED PARTIES

	As of December 31, 2021	As of December 31, 2020

Related parties payable	$745,532	$276,501
Related party loan	-	140,000
Director fee payable	360,000	-
	$1,105,532	$416,501

The related party balance of $745,532 represented advances and professional expenses paid on behalf by Director, which consists of $504,297 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited . It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of December 31, 2021, the director fee payable of $360,000 represented the accrued of director fees from the appointment date to December 31, 2021.

As of December 31, 2021, the related party loan is $nil (2020: $140,000) due to the forgiveness of related party loan from Global Joy Trip Ltd as a result of the Company has been dissolved in January 2021 and the related company has agreed to forgive the loan.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2020	$100,300	$0	$3,000	$30,000	$133,300
2021	$95,000	$0	$8,000	$30,000	$133,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2021 and 2020

•	Consolidated Statements of Operations for the year ended December 31, 2021 and 2020

•	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021 and 2020

•	Consolidated Statements of Cash Flows for the year ended December 31, 2021 and 2020

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

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

101

Financial statements of WeTrade Group Inc for the year ended December 31, 2021 and 2020 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ****

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

WETRADE GROUP INC

Dated: April 14, 2022	By:	/s/ Pijun Liu
Pijun, Liu Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2022	By:	/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WeTrade Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WeTrade Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, of comprehensive income, stockholders’ equity, and cash flows for the years ended December 31, 2021 and 2020. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ TAAD LLP

We have served as the Company’s auditor since 2019

Diamond Bar, California

April 14, 2022

WETRADE GROUP INC

CONSOLIDATED BALANCE SHEETS

As of December 31

(All amounts shown in U.S. Dollars)	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and Cash Equivalents	$616,593	$4,640,603
Accounts receivable	5,627,463	2,609,520
Account receivable- related party	3,603,402	-
Note receivable	3,798,130	3,097,981
Other receivables	30,147	5,771
Prepayments	2,760,658	61,707
Total Current Assets	16,436,393	10,415,582
Property and equipment, net	395,353	-
Right of use assets	2,328,950	2,813,186
Intangible asset, net	37,765	49,029
Rental deposit	272,063	264,910
Total Assets:	$19,470,524	$13,542,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	$7,710	$8,176
Account payables- related parties	54,436	-
Accrued expenses	217,073	263,355
Tax payables	711,841	828,695
Amount due to related parties	1,105,532	416,501
Lease liabilities, current	596,098	569,865
Other payables	306,270	90,632
Total Current Liabilities	2,998,960	2,177,224

Lease liabilities, non- current	1,942,242	2,471,598
Total Liabilities	4,941,202	4,648,822

Stockholders’ Equity:
Common Stock; $0.00 per share par value; 305,451,498 issued and outstanding at December 31, 2021 and 305,451,498 issued and outstanding at December 31, 2020*	-	-
Additional Paid in Capital	6,197,520	6,057,520
Accumulated other comprehensive income	898,497	578,735
Retained Earnings	7,433,305	2,257,630
Total Stockholders’ Equity	14,529,322	8,893,885

Total Liabilities and Stockholders’ Equity	$19,470,524	$13,542,707

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31, 2021	From the year ended December 31, 2020
Revenue:
Service revenue, non-related party	$9,734,966	$3,440,312
Service revenue, related party	4,646,329	2,831,252
Total service revenue	14,381,295	6,271,564
Cost of Revenue	(2,681,939)	(615,595)
Gross Profit	11,699,356	5,655,969
Operating Expenses:
General and Administrative	(5,705,063)	(1,901,336)
Operations Profit	5,994,293	3,754,633
Other income	303,665	82,960
Income before income tax	6,297,958	3,837,593
Income tax expense	(1,122,283)	(1,162,556)
Net Income	$5,175,675	$2,675,037
Other Comprehensive Income
Foreign currency translation adjustment	319,762	578,735
Comprehensive Income	5,495,437	3,253,772

Net income per share - basic and diluted	$0.02	$0.01
Weighted average number of shares outstanding*; Basic and Diluted	305,451,498	304,166,073

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid in	Share to be	Retained Earnings	Accumulated Other comprehensive	Total Shareholder
	Shares*	Amount	Capital	issued	Deficit)	income	Equity
Balance as of December 31, 2019	300,222,000		222,020	5,000,000	(417,407)	-	4,804,613
Stock issued during the year	5,229,498	-	5,835,500	(5,000,000)			835,500
Foreign currency translation adjustment		-	-	-	-	578,735	578,735
Net income for the year	-	-	-	-	2,675,037	-	2,675,037
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$-	$2,257,630	$578,735	$8,893,885
Related party payable forgiveness			140,000				140,000
Foreign currency translation adjustment			-	-	-	319,762	319,762
Net income for the year				-	5,175,675	-	5,175,675
Balance as of December 31, 2021	305,451,498	$-	$6,197,520	$-	$7,433,305	898,497	$14,529,322

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2021 and 2020

	For the year December 31, 2021	For the year December 31, 2020

Cash Flows from Operating Activities:

Net Income	$5,175,675	$2,675,037
Adjustment to reconcile net income to cash flows from operating activities:
Depreciation expenses	23,353	-
Amortization of intangible assets	12,519	11,696
Forgiveness of related party debt	140,000	-
Changes in Operating Assets and Liabilities:
Accounts receivables	(2,910,665)	(2,489,993)
Accounts receivables- related parties	(3,558,398)	-
Intangible asset	-	(58,480)
Other receivables	244,749	(258,282)
Prepaid expenses	(2,926,541)	(41,141)
Accounts payable	(910)	7,802
Account payables-related parties	51,031	-
Accrued expenses	(52,178)	220,658
Tax payables	(177,836)	828,695
Other payables	250,870	48,524
Right of use assets	560,200	(2,684,330)
Lease liabilities	(585,253)	2,902,151
Net Cash Flows (used in) /provided by Operating Activities:	(3,753,384)	1,162,337

Cash flow from Investing activities:
Office equipment	(417,112)	-
Net Cash Flows used in Investing Activities:	(417,112)	-

Cash flow from financing activities:
Proceeds from issuance of common stock	-	835,500
Note receivable	(611,210)	(2,957,622)
Related party loan	689,031	(1,560,020)
Net cash provided by (used in) financing activities:	77,821	(3,682,142)

Effect of exchange rate changes on cash	68,665	569,280

Change in Cash and Cash Equivalents:	(4,024,010)	(1,950,525)

Cash and Cash Equivalents, Beginning of Period	4,640,603	6,591,128

Cash and Cash Equivalents, End of Period	$616,593	$4,640,603

NON-CASH INVESTING AND FINANCING TRANSACTION
Forgiveness of related party payable	$140,000	$-

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$480,528	$1,162,556

The accompanying notes are an integral part of these financial statements.

WeTrade Group Inc

Notes to Consolidated Financial Statements

December 31, 2021

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group, Inc. was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

 (Source: iResearch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including e-commerce business, medical beauty, healthcare products, food and beverage, tourism and etc. We conduct business operations in mainland China and have established trial operations in Hong Kong, the Philippines, and Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms. Plan to negotiate with Kakao Talk, Line, Whatsapp, Ohho, and Bluechat. Additionally, we have formed long-term technical collaborations with Yuetao App, Daren App, Yuebei App, Zhiding App, Yuedian App, and Lvyue App through Weijiafu and Changtongfu.

In January 2020, we appointed 3rd party software company to develop an auto-billing management system (“YCloud System”), to provide online payment services for our customers in PRC. The main functions of YCloud System are users’ marketing relationship, CPS commission profit management, multi-channel data statistics, AI fission and management, improved supply chain system. YCloud applications cover the micro business industry, tourism industry, hospitality industry, livestreaming and short video industry, medical beauty industry and traditional retail industry.

Currently, YCloud serves the micro business industry and we have expanded the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

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

As of December 31, 2021, the details of the consolidating subsidiaries are as follows:

Name of Company	Place of incorporation	Attributable equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	100%
Tibet XiaoShang Technology Co Limited (“Tibet Xiaoshang”)	P.R.C	100%

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant estimates include the allowance for doubtful accounts, useful lives of intangible asset, valuation of deferred tax assets, and certain accrued liabilities such as contingent liabilities.

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

Concentrations of Credit Risk, Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2021 and 2020, account receivables from third parties are amounted to $5,627,463 (2020: $2,609,520) and account receivables from related parties are amounted to $3,603,402 (2020: $nil).

As of December 31, 2021, the total account receivables from two main customers are amounted to $9,230,865, which consists of amount due from third party customer of $5,627,463 and amount due from related party customer of $3,603,402.

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to December 31, 2021.

	Year ended December 31,
	2021	2020

RMB: US$ exchange rate	6.36	6.53

The balance sheet amounts, with the exception of equity, December 31, 2021 and December 31, 2020 were translated at 6.36 RMB and 6.53 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the year ended December 31, 2021 and year ended December 31, 2020 were 6.44 RMB and 6.84 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

Intangible Asset

Intangible asset is software development cost of YCloud system incurred by the Company, it will be amortized on a straight line basis over the estimated useful life of 5 years.

Commitments and contingencies

On September 16, 2020 the Company entered into lease agreement for a new office space in Beijing. The term of the lease is for a (5) Five Years with first 4 months free on the 1st year of the term and 1st month free of each following years of the term. The monthly rent on the 1st year will be approximately of $63,000 with a 6% increase for each subsequent year. Total commitment for the full term of the lease will be $3,516,627.

Internal Use Software Development

We account for costs incurred to develop or purchase computer software for internal use in accordance with Accounting Standards Codification (“ASC”) 350-40 "Internal-Use Software" or ASC 350-50 "Website Costs". As required by ASC 350-40, we capitalize the costs incurred during the application development stage, which include costs to design the software configuration and interfaces, coding, installation, and testing.

Costs incurred during the preliminary project stage along with post-implementation stages of internal use computer software are expensed as incurred. Capitalized development costs are amortized on a straight-line basis over a period of five years. Costs incurred to maintain existing product offerings are expensed as incurred. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Leases

The Company has operating leases for corporate offices under a non-cancellable operating lease with expiration date. The leases have non-cancellable remaining terms of 3 years.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$694,533

Other information
Cash paid for amounts included in the measurement of lease liabilities for the quarter ended 12/31/2021	719,272
Weighted average remaining lease term-operating leases (in years)	3.67
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,328,950
Total right-of-use assets	$2,328,950

Short-term operating lease liabilities	596,098
Long-term operating lease liabilities	1,942,242
Total operating lease liabilities	$2,538,340

Maturities of the Company’s lease liabilities are as follows:

Year ending December 31,
2022	709,336
2023	753,074
2024	798,895
2025	526,944
Total lease payments	$2,788,249
Less: Imputed interest/present value discount	(249,909)
Present value of lease liabilities	$2,538,340

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

Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 305,451,498 shares issued and outstanding as of December 31, 2021 and 2020.

Earnings per share

Basic net income per share of common stock attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common stockholders when their effect is dilutive.

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2021 and 2020, there were no potentially dilutive shares.

	2021	2020
Statement of Operations Summary Information:
Net Profit	$5,175,675	$2,675,037
Weighted-average common shares outstanding - basic and diluted	305,451,498	304,166,073
Net profit per share, basic and diluted	$0.02	$0.01

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4. REVENUE

In the business of providing an international cloud-based intelligence system, namely “YCloud” system. We aim to provide technical and auto-billing management system services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis. Weijiafu and Changtongfu are our customers to take charge of the Ycloud users’ profiles. Meanwhile, all YCloud users’ information is retained within YCloud system.

We derive our revenue from system service fees charged for transactions conducted through YCloud. We receive 2%-3.5% of the total Gross Merchandise Volume generated in the platform as a system service fee from YCloud users through service agreement with our customers (such as Weijiafu and Changtongfu), depending on the type of service and industry. Gross Merchandise Volume, or GMV, is a term used in online retailing to indicate a total sales monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally receive the system service fee from Weijiafu and Changtongfu within the first ten days of each calendar month. With effect from October 2021, YCloud system service fee will be settled within the first ten days of each quarter due to high volume of transaction amounts conducted through YCloud from end users. As of reporting date, all the service fee receivable has been fully settled and received.

As of year ended December 31, 2021 and 2020, the Gross Merchandise Volume, or GMV in YCloud systems are as follow:

Gross Merchandise Volume (“GMV”)	2021	2020
	US$	US$
Non-related party	292,177,817	10,437,687
Related party	139,359,179	153,038,677
Total:	431,536,996	163,476,364

As of year ended December 31, 2021 and 2020, we generated revenues from YCloud service fees amounting to $14,381,295 and $6,271,564. Service revenue from third party were $9,734,966 (2020: $3,440,312) and service revenue from related party were $4,646,329 (2020: $2,831,252) for the year ended December 31, 2021. The increase in revenue was mainly due to increase in YCloud users during the year. As of year ended December 31, 2021, we provide “YCloud” services system through our two main customers: third party customer- Weijiafu and related party-Changtongfu to provide YCloud payment channels and users’ date storage services to individual and corporate micro-business owners.

NOTE 5 – CASH

As of December 31, 2021, the Company held cash in bank in the amount of $616,593 which consists of the following:

	December 31, 2021	December 31, 2020
Bank Deposits-China	$303,065	4,593,943
Bank Deposits-Singapore	313,528	46,660
	616,593	4,640,603

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(25,176)	$31,967	5
Foreign currency translation adjustment	-	-	5,798
Intangible assets, net	$57,143	$(25,176)	$37,765

Amortization expense for intangible assets was $12,519 for the year ended December 31, 2021.

Expected future intangible asset amortization as of December 31, 2021 was as follows:

Fiscal years:
Remaining 2022	$25,176
2023	12,588

NOTE 7 – PROPERTY AND EQUIPMENT

As of December 31, 2021, property and equipment consists of the following:

December 31, 2021
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Weighted Average Useful Life (Years)

Property and equipment:
Office equipment	$150,915	$(23,353)	$127,562	3
Leasehold improvement	267,791	-	267,791	5
Property and equipment, net	$418,706	$(23,353)	$395,353

Depreciation expenses of office equipment were $23,353 and nil for the year ended December 31, 2021 and year ended December 31, 2020 respectively as the computer and office equipment were acquired on June 29, 2021.

Amortization expenses of leasehold improvement is $nil for the year ended December 31, 2021 as the new office renovation will be completed in April 2022.

NOTE 8 – ACCOUNT RECEIVABLES

As of December 31, 2021, account receivables is related to the services fee receivables from customers as follow:

	December 31, 2021	December 31, 2020
Account receivables	$5,627,463	$2,609,520
Account receivables- Related parties	3,603,402	-
	$9,230,865	$2,609,520

We generally receive the system service fee from YCloud users through Weijiafu and Changtongfu within the first ten days of each calendar month. With effect from October 2021, YCloud system service fee will be settled within the first ten days of each quarter due to high volume of transaction amounts conducted through YCloud from end users.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2021, account receivable from two main customers are amounted to $9,230,865(2020: $2,609,520) and which is 100% (2020: 100%) of total account receivables. As of reporting date, all the services fee receivables has been fully settled from two main customers.

NOTE 9 – NOTE RECEIVABLES

As of December 31, 2021 and 2020, Note receivables consists of the following:

	December 31, 2021	December 31, 2020
Note receivables	$3,798,130	$3,097,981

Note receivable is related to the short-term loan of $3,798,130 (approximately of RMB 24 million) to a third party with annual interest of 5%, which will be matured on November 4, 2022. As at December 31, 2021 the accrued interest for the loan is $167,626.

The accrued interest and principal amount of the loan for the year ended December 31, 2021 and December 31, 2020 are as follow:

	December 31, 2021	December 31, 2020
Principal	$3,630,504	$3,064,336
Accrued interest	167,626	33,645
	$3,798,130	$3,097,981

NOTE 10 – OTHER RECEIVABLES

As of December 31, 2021, other receivables consists of staff advances, prepaid trademark and system set up fees as follow:

	December 31, 2021	December 31, 2020
Prepaid trademark and system set up fee	-	3,318
Advances to staff	19,302	-
Others	10,845	2,453
	30,147	5,771

NOTE 11 – PREPAYMENTS

As of December 31, 2021, prepayments consist of the following:

	December 31, 2021	December 31, 2020
Office furniture and renovation	$1,895,591	$-
Office Rental	173,611	-
Block chain software and annual fee	630,291	-
Software licenses fee	61,165	61,707

	$2,760,658	$61,707

As of 31 December 2021, there is a prepayment of approximate $1.9 million in relation of purchasing new office furniture as a result of new office renovation during the year, the renovation is expected to complete in April 2022.

As of 31 December 2021, there is a prepayment of $630,291 in relation of block chain software development under YCloud system, which is expect to complete in June 2022.

NOTE 12 – RENTAL DEPOSIT

As of December 31, 2021, rental deposit of $272,063 (2020: $264,910) is office lease deposit with the tenancy period of 5 years, which consist of rental deposit and property management fee deposit.

NOTE 13 – ACCOUNT PAYABLES- RELATED PARTIES

	As of December 31, 2021	As of December 31, 2020

Account payable- related party	$54,436	$-
	$54,436	$-

Account payable- related party balance of $54,436 represented background system management service and basic application training fees payable to Beijing Xinke Datong Technology Co Ltd. The service period is 16 months and which will end in June 2022.

NOTE 14 – AMOUNT DUE TO RELATED PARTIES

	As of December 31, 2021	As of December 31, 2020

Related parties payable	$745,532	$276,501
Related party loan	-	140,000
Director fee payable	360,000	-
	$1,105,532	$416,501

The related party balance of $745,532 represented advances and professional expenses paid on behalf by Director, which consists of $504,297 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of December 31, 2021, the director fee payable of $360,000 represented the accrued of director fees from the appointment date to December 31, 2021.

As of December 31, 2021, the related party loan is $nil (2020: $140,000) due to the forgiveness of related party loan from Global Joy Trip Ltd as a result of the Company has been dissolved in January 2021 and the related company has agreed to forgive the loan.

NOTE 15 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties to which the Company has transactions with:

(a)	Beijing Zhidingwang Investment Management Limited Partnership (“BZIM”), the entity in which the Group’s CEO, Liu PiJun beneficially own 56% equity interest.
(b)

Zhiding Network Technology (Beijing) Co Limited (“ZNTB”), the entity in which the Group’s CEO, Liu Pijun beneficially own 77.98% equity interest and Group’s Director, Li Daxue beneficially own 3% equity interest.

(c)	Beijing Xingke Datong Technology Co Ltd (“BXDT”), the entity in which the supervisor of a subsidiary company, Deng Liangpeng beneficially own 80% equity interest.
(d)	Huoerguo Zhufeng Technology Co Ltd (“HZTC”), the entity in which the supervisor of a subsidiary company, Sun Tong beneficially own 46% equity interest.
(e)	Global Joy Trip (HK) Limited (“Global Joy HK”), the entity in which the Group’s Chairman, Daizheng and Group’s CEO, Liu Pijun are the director, the company has been dissolved in Jan 2021.

Related parties transactions consisted of the following as of the dates indicated.

Name of related party	Nature of transaction	For the year ended December 31, 2021	For the year ended December 31, 2020
BZIM	No transaction during the year	NA	NA
ZNTB	Office rental paid on behalf of the Group	$189,235	-
BXDT	System service fee	$485,190	-
HZTC	System service fee	$739,016	-

NOTE 16 – ACCRUED EXPENSES

Accrued expenses of $217,073 consists of the accrued payroll, CPF and social welfare as follow:

	December 31, 2021	December 31, 2020
Accrued payroll	$217,073	$263,355
	$217,073	$263,355

NOTE 17 – OTHER PAYABLES

Other payables of $306,270 consists of the payables of securities account set up fee and related documentation expenses as follow:

	December 31, 2021	December 31, 2020
Security account set up fee-Staff	$306,270	$90,632
	306,270	90,632

NOTE 18 – EQUITY

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with par value as of December 31, 2021 and 2020.

On March 29, 2019, the company has issued 100,000,000 shares with par value to thirty-three founders. On September 3, 2019, the company has issued a total 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares has increased to 100,074,000 shares as at December 31, 2019.

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

On September 21, 2020, there are 151,500 shares issued at $5 per share to 303 new shareholders, the Company’s common stock issued has been increased to 305,451,498 shares since December 31, 2020.

NOTE 19 – INCOME TAXES

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

The Company is currently conducting its major operations in the PRC through Yueshang Information Technology (Beijing) Co., Ltd., Wetrade Digital (Beijing ) Technology Co Limited, Yushang Group (Hunan) Network Technology Limited, Yueshang Technology Group( Hainan) Limited and Tibet Xiaoshang Technology Group Limited, which are in accordance with the relevant tax laws and regulations and the corporate income tax rate in China is ranged from 9% to 25%.

As of December 31, 2021 and 2020, tax expenses was $1,122,283 and 1,162,556 respectively. Tax payables was $711,841 (2020: $828,695), which are consists of PRC corporate income tax at the rate ranged from 9% to 25%, Value-added Tax of 6% and PRC Urban construction tax and levies as follow:

	As of December 31, 2021	As of December 31, 2020

Corporate income tax	$649,032	$709,197
VAT, Urban construction tax and levies	62,129	119,498
	$711,841	$828,695

For the years ended December 31, 2021 and 2020, the local (United States) and foreign components of income before income taxes were comprised of the following:

	As of December 31, 2021	As of December 31, 2020
Tax jurisdictions from :
Local	$(537,024)	$(162,293)
Foreign, representing
Singapore	(111,942)	(71,993)
Hong Kong	-	-
China	6,946,924	4,071,879
	$6,297,958	$3,837,593

The provision for income taxes consisted of the following:

	As of December 31, 2021	As of December 31, 2020
Current :
-Local	$-	$-
-Foreign (China)	1,122,283	1,162,556

Deferred:
-Local	-	-
-Foreign (China)	-	-
	$(1,122,283)	$(1,162,556)

The effective tax rate in the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company has subsidiaries that operate in various countries: United States, Singapore, Hong Kong and China that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

The Company is registered in the State of Wyoming and is subject to the tax laws of the United States of America and the tax rate is 21%. As of December 2021, the operations in the United States of America incurred $985,317 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized.

Singapore

UTour Pte Limited is subject to Singapore Profits Tax, which is charged at the statutory income rate of 17% on its assessable income.

Hong Kong

WeTrade Information Technology Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on its assessable income.

People’s Republic of China

Yueshang Group (Hunan) Network Technology Limited, Yueshang Technology Group (Hainan Special Zone) Limited, WeTrade Digital (Beijing) Technology Co Limited and Tibet Xiaoshang Technology Group Limited are operating in the People’s Republic of China (“PRC”) subject to the Corporate Income Tax governed by the Income Tax Law of the People’s Republic of China  at the rate ranged from 9% to 25%.

