Form 10-Q
period 2022-03-31
WeTrade Group Inc.
filed 2022-05-23
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

As of May 23, 2022, there were 185,032,503 shares of common stock outstanding.

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

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$7,568,537	$616,593
Accounts receivables	958,797	5,627,463
Account receivable- related party	36,083	3,603,402
Note receivable	3,669,872	3,798,130
Other receivables	136,590	30,147
Prepayments	4,088,448	2,760,658
Total current assets	16,458,327	16,436,393
Non current assets:
Property and equipment, net	1,106,927	395,353
Right of use assets	2,189,390	2,328,950
Intangible asset, net	36,255	37,765
Rental deposit	272,711	272,063
Total non-current assets	3,605,283	3,034,131

Total assets:	20,063,610	19,470,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	44,418	7,710
Account payables- related parties	189,688	54,436
Accrued expenses	98,639	217,073
Tax payables	843,288	711,841
Amount due to related parties	1,009,298	1,105,532
Lease liabilities, current	616,698	596,098
Other payables	367,670	306,270

Total current liabilities	3,169,699	2,998,960

Lease liabilities, non-current	1,769,144	1,942,242
Total liabilities	4,938,843	4,941,202

Stockholders’ equity:
Common stock; $0.00 per share par value; 305,451,498 issued and outstanding at March 31, 2022 and 305,451,498 issued and outstanding at December 31, 2021 respectively	-	-
Additional paid in capital	6,197,520	6,197,520
Accumulated other comprehensive income	933,087	898,497
Retained earning	7,994,160	7,433,305
Total Stockholders’ equity	15,124,767	14,529,322

Total Liabilities and stockholders’ equity	$20,063,610	$19,470,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31 2022	Three Months ended March 31 2021
Revenue:
Service revenue, related party	$158,518	$-
Service revenue	2,078,335	2,780,923
Total service revenue	2,236,853	2,780,923
Cost of revenue	(789,188)	(146,308)
Gross profit	1,447,665	2,634,615

Operating expenses:

General and Administrative	805,268	1,889,190
Operations profit	642,397	745,425
Other revenue	48,283	83,515
Net Profit before income tax	690,680	828,940
Income tax expense	129,825	176,856
Net income attributable to non controlling interest	560,855	652,084
Other comprehensive income
Foreign currency translation adjustment	34,590	(51,933)
Total comprehensive income	$595,445	$600,151

Basic and diluted net income per share:	$0.00	$0.00

Weighted average number of shares outstanding; basic and diluted*	305,451,498	305,451,498

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Period	From the period
	March 31, 2022	March 31, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	560,855	652,084
Amortization of intangible asset	1,618	3,084
Depreciation	12,793	-

Changes in operating assets and liabilities:
Accounts receivables	4,684,770	(284,056)
Account receivable- related party	3,577,964	-
Other receivables	(106,434)	(615)
Prepayments	(1,232,000)	(1,272,083)
Accounts payables	(107,343)	668,159
Accrued expenses	(148,822)	254,206
Right of use assets	145,188	133,224
Lease liabilities	(158,632)	(135,835)
Tax payables	129,826	(578,814)
Other payables	60,707	-
Net cash flows provided by/ (used in) operating activities:	7,420,490	(560,646)

Cash flow from investing activities:
Leasehold improvements	(723,420)	-
Net cash used in investing activities:	(723,420)	-

Cash flow from financing activities:
Proceeds from/ (repayment) of note receivable	137,008	(1,444,683)
Proceeds from related parties loan	122,832	36,000
Net cash flows provided by/ (used in) financing activities:	259,840	(1,408,683)

Effect of exchange rate changes on cash	(4,966)	1,666

Change in cash and cash equivalents:	6,951,944	(1,967,663)

Cash and cash equivalents, beginning of period	616,593	4,640,603

Cash and cash equivalents, end of period	7,568,537	2,672,940

Supplemental cash flow information:
Cash paid for interest		-
Cash paid for taxes	-	553,195

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Period Ended March 31, 2022 and 2021

Three months ended March 31, 2022

	Common Stock		Additional Paid in	Share to be	Retained Earnings	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	issued		income
Balance as of December 31, 2021	305,451,498	$-	$6,197,520	$-	$7,433,305	$898,497	$14,529,322
Foreign currency translation adjustment			-	-		34,590	34,590
Net income for the period				-	560,855	-	560,855
Balance as of March 31, 2022	305,451,498	$-	$6,197,520	$-	$7,994,160	$933,087	$15,124,767

Three months ended March 31, 2021

	Common Stock		Additional Paid in	Share to be	Retained Earnings	Accumulated Other comprehensive	Total Shareholder Equity
	Shares*	Amount	Capital	issued		income
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$-	$2,257,630	$578,735	$8,893,885
Foreign currency translation adjustment	-	-	-	-	-	(51,933)	(51,933)
Net income for the period	-	-	-	-	$652,084	-	$652,084
Balance as of March 31, 2021	305,451,498	$-	$6,057,520	$-	$2,909,714	526,802	$9,494,036

*Share and per share amounts have been retroactively adjusted to reflect the increased number of shares resulting from a 1:3 stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wetrade Group Inc

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

Organization

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

We provide technology services to both individual and corporate users. We provide access to “YCloud” to our customers, which are Zhuozhou Weijiafu Information Technology Limited (“Weijiafu”), a PRC technology company, which then provide “YCloud” services to individual and corporate micro-business owners, Changtongfu Technology (Hainan) Co Limited (“Changtongfu”), a PRC technology company, which then provide “YCloud” services to individual and corporate business owners in the hotel and travel industries.

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

Recent Business Developments

In first Quarter 2022, the Company has entered YCloud system service agreements with three new customers as follows:

Beijing Yidong Linglong Cultural Media Co., Ltd. (“Beijing Yidong”), a PRC media and internet company that provides comprehensive high-quality digital contents, cultural and arts exchange activities for users.

Beijing Maitu International Travel Agency Co., Ltd (“Maitu International”), a PRC company that has been engaged in outbound tourism business since May 2008. Maitu is also a leading tourism company in South Korea, Japan and China.

Beijing Youth Travel Service Co., Ltd (“Beijing Youth Travel”) is an international travel agency approved by the National Tourism Administration and subordinate to the Beijing Municipal Tourism Administration. Beijing Youth Travel is a cross-regional comprehensive tourism enterprise group with more than 70 chain stores, and it integrates services in outbound tourism, inbound tourism, domestic tourism, tourism fleet, taxi, real estate, catering, consulting services, advertising, culture and entertainment.

Our Business

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

The following diagram sets forth the structure of the Company as of the date of this Current Report:

Our business and corporate address in the United States is 1621 Central Ave, Cheyenne, WY 82001 Our telephone number is +86-13795206876 and our registered agent for service of process is Wyoming Registered Agent, 1621 Central Ave, Cheyenne, WY 82001. Our fiscal year end is December 31. Our Chinese business and corporate address is No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone, Beijing, People Republic of China. The Chinese address is where our management is located.

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

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021, and its cash flows for the three months ended March 31, 2022 and 2021. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2021.

As of March 31, 2022, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	100%
WeTrade Digital (Beijing) Technology Co Limited (f/k/a XiaoShang Technology Beijing Co Limited)	P.R.C	100%
Tibet Xiaoshang Technology Group Limited	P.R.C	100%

Nature of Operations

WeTrade Group Inc. (the “Company” or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of March 31, 2022, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	Providing of social e-commerce services, technical system support and services
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	Providing of social e-commerce services, technical system support and services
WeTrade Digital (Beijing) Technology Co Limited (FKA: XiaoShang Technology Beijing Co Limited)	P.R.C	Providing of social e-commerce services, technical system support and services
Tibet Xiaoshang Technology Group Limited	P.R.C	Providing of social e-commerce services, technical system support and services.

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to March 31, 2022.

	March 31, 2022	December 31, 2021
RMB: US$ exchange rate	6.34	6.36

The balance sheet amounts, with the exception of equity, March 31, 2022 and December 31, 2021 were translated at 6.34 RMB and 6.36 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended March 31, 2022 and year ended December 31, 2021 were 6.34 RMB and 6.44 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

Property and equipment

Property and equipment are stated at the historical cost, less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Office equipment	3 years
Leasehold improvements	5 years

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the statements of income.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the three months ended March 31, 2022 and 2021.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $7,568,537 as of March 31, 2022.

Accounts receivable

Accounts receivables are presented net of allowance for doubtful accounts. The Company uses specific identification in providing for bad debts when facts and circumstances indicate that collection is doubtful and based on factors listed in the following paragraph. If the financial conditions of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $2,189,390 of operating lease right-of-use asset and $2,385,842 of operating lease liabilities were reflected on the Company’s March 31, 2022 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$705,407

Other information
Cash paid for amounts included in the measurement of lease liabilities for the quarter ended 3/31/2022	730,112
Weighted average remaining lease term-operating leases (in years)	3.42
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	2,189,390
Total right-of-use assets	$2,189,390

Short-term operating lease liabilities	616,698
Long-term operating lease liabilities	1,769,144
Total operating lease liabilities	$2,385,842

Maturities of the Company’s lease liabilities are as follows:

Year ending March 31,
2023	722,656
2024	767,393
2025	813,323
2026	301,828
Total lease payments	2,605,200
Less: Imputed interest/present value discount	(219,358)
Present value of lease liabilities	$2,385,842

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of March 31, 2022, there were no potentially dilutive shares.

	For the period March 31, 2022	For the period March 31, 2021
Statement of Operations Summary Information:
Net Profit	$560,855	652,084
Weighted-average common shares outstanding - basic and diluted	305,451,498	305,451,498
Net profit per share, basic and diluted	$0.00	0.00

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

We derive our revenue from system service fees charged for transactions conducted through YCloud. We receive 2%-3.5% of the total Gross Merchandise Volume generated in the platform as a system service fee from YCloud users through service agreement with our customers (such as Weijiafu, Changtongfu, Beijing Yidong, Maitu International and Beijing Youth ), depending on the type of service and industry. Gross Merchandise Volume, or GMV, is a term used in online retailing to indicate a total sales monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally receive the system service fee from customers within the first ten days of each calendar month. With effect from October 2021, YCloud system service fee will be settled within the first ten days of each quarter due to high volume of transaction amounts conducted through YCloud from end users. As of reporting date, all the service fee receivable has been fully settled and received.

The system services fees are collected from five customers of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	March 31, 2022	March 31, 2021
	US$	US$
Non-related parties:
Customer I	33,884,182	80,402,192
Customer II	9,987,583	-
Customer III	7,823,158	-
Customer IV	11,248,923	-
	62,943,846	80,402,192
Related party:
Customer V	4,800,846	-
Total GMV:	67,744,692	80,402,192

As of and for the period ended March 31, 2022, we generated revenues from five customers amounting $2,236,853.

NOTE 5 – CASH AT BANK

As of March 31, 2022, the Company held cash in bank in the amount of $7,568,537, which consist of the following:

	March 31, 2022	December 31, 2021
Bank Deposits-China	$7,535,349	303,065
Bank Deposits-Singapore	33,188	313,528
	7,568,537	616,593

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(26,794)	$30,349	5
Foreign currency translation adjustment	-	-	5,906
Intangible assets, net	$57,143	$(26,794)	$36,255

Amortization expense for intangible assets was $1,618 for the three months period ended March 31, 2022.

Expected future intangible asset amortization as of March 31, 2022 was as follows:

Fiscal years:
Remaining 2022	$23,558
2023	12,697

NOTE 7 – PROPERTY AND EQUIPMENT

As of March 31, 2022, property and equipment consists of the following:

March 31, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Weighted Average Useful Life (Years)

Property and equipment:
Office equipment	$150,915	$(35,837)	$115,078	3
Leasehold improvement	991,848	-	991,849	5
Property and equipment, net	$1,142,763	$(35,837)	$1,106,927

Depreciation expenses of office equipment were $12,793 and nil for the period ended March 31, 2022 and year 2021 respectively as the computer and office equipment were acquired on June 29, 2021.

Amortization expenses of leasehold improvement is $nil for the year ended March 31, 2022 as the new office renovation will be completed in April 2022.

NOTE 8 – ACCOUNT RECEIVABLES

As of March 31, 2022, account receivables is related to the services fee receivables from customers as follow:

	March 31, 2022	December 31, 2021
Account receivables	$958,797	$5,627,463
Account receivables- related parties	36,083	3,603,402
	$994,880	$9,230,865

We generally receive the system service fee from customers within the first ten days of each calendar month. With effect from October 2021, YCloud system service fee will be settled within the first ten days of each quarter due to high volume of transaction amounts conducted through YCloud from end users.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of March 31, 2022, account receivable from five main customers are amounted to $994,880 (December 31, 2021: $9,230,865) and which is 45% (December 31, 2021: 64%) of total revenue. As of reporting date, all the services fee receivables has been fully settled from 5 main customers.

NOTE 9 – PREPAYMENTS

As of March 31, 2022, prepayments consist of the following:

	March 31, 2022	December 31, 2021
Office furniture and renovation	$1,124,480	$1,895,591
Office rental	28,658	173,611
Ycloud system marketing and promotion service	2,319,258	-
Block chain software and others	616,052	691,456
	$4,088,448	$2,760,658

As of March 31, 2022, there is a prepayment of approximate $1.1 million in relation of purchasing new office furniture as a result of new office renovation during the year, the renovation is expected to complete in April 2022.

As of March 31, 2022, there is a prepayment of approximate $2.3 million and approximate $60,000 in relation of marketing & promotion services and block chain software development under YCloud system, which is expect to complete in February 2023 and June 2022 respectively.

NOTE 10 – NOTE RECEIVABLES

As of March 31, 2022, Note receivables consist of the following:

	March 31, 2022	December 31, 2021
Note receivables	$3,699,872	3,798,130
	3,699,872	3,798,130

Note receivable is related to the short-term loan of RMB 23 million to a third party with annual interest of 5%, which will be matured on November 4, 2022.

NOTE 11 – OTHER RECEIVABLES

As of March 31, 2022, other receivables consist of advances to staff for petty cash and staff loans as follow:

	March 31, 2022	December 31, 2021
Advance to staff for petty cash	$36,590	19,302
Staff loan	100,000	10,845
	136,590	30,147

NOTE 12 – RENTAL DEPOSIT

As of March 31, 2022 and December 31, 2021, rental deposit of $272,711 and $272,063 is the office lease deposit with the tenancy period of 5 years.

NOTE 13 – AMOUNT DUE TO RELATED PARTIES

	As of March 31, 2022	As of December 31, 2021

Related parties payable	$541,298	$745,532
Director fee payable	468,000	360,000
	$1,009,298	$1,105,532

The related party balance of $541,298 represented advances and professional expenses paid on behalf by Director, which consists of $300,063 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of March 31, 2022, the director fee payable of $468,000 represented the accrued of director fees from the appointment date to March 31, 2022.

NOTE 14 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties to which the Company has transactions with:

(a)	Beijing Zhidingwang Investment Management Limited Partnership (“BZIM”), the entity in which the Group’s CEO, Liu PiJun beneficially own 56% equity interest.
(b)

Zhiding Network Technology (Beijing) Co Limited (“ZNTB”), the entity in which the Group’s CEO, Liu Pijun beneficially own 78% equity interest and Group’s Director, Li Daxue beneficially own 3% equity interest.

(c)	Beijing Xingke Datong Technology Co Ltd (“BXDT”), the entity in which the supervisor of a subsidiary company, Deng Liangpeng beneficially own 80% equity interest.
(d)	Huoerguo Zhufeng Technology Co Ltd (“HZTC”), the entity in which the supervisor of a subsidiary company, Sun Tong beneficially own 46% equity interest.
(e)	Global Joy Trip (HK) Limited (“Global Joy HK”), the entity in which the Group’s Chairman, Daizheng and Group’s CEO, Liu Pijun are the director, the company has been dissolved in Jan 2021.

Related parties transactions consisted of the following as of the dates indicated.

Name of related party	Nature of transaction	For the period ended March 31, 2022	For the year ended December 31, 2021
BZIM	No transaction during the year	NA	NA
ZNTB	Office rental paid on behalf of the Group	$-	189,235
BXDT	System service fee	$618,119	485,190
HZTC	System service fee	$-	739,016

NOTE 15 – ACCRUED EXPENSES

Accrued expenses of $98,639 consists of the accrued payroll, Central Provident Fund and social welfare as follow:

	March 31, 2022	December 31, 2021
Accrued payroll	$98,639	$217,073
	$98,639	$217,073

NOTE 16 – TAX PAYABLES

As of March 31, 2022, tax payable of $843,288 (December 31, 2021: $711,841) is consist of PRC corporate income tax rate ranged from 9% to 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

of 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 17 – OTHER PAYABLES

Other payables of $367,670 consists of the payables of securities account set up fee and related documentation expenses as follow:

	March 31, 2022	December 31, 2021
Security account set up fee-Staff	$367,670	$306,270

NOTE 18 – SHAREHOLDERS’ EQUITY

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with no par value as of March 31, 2022.

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

NOTE 19- SUBSEQUENT EVENT

On April 13, 2022, the Company and 15 Shareholders entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Company and the 15 Shareholders have cancelled 120,418,995 shares of Common Stock (“Cancellation Shares”). Upon completion of the transaction, the outstanding shares of the Company’s Common Stock has been decreased from 305,451,498 shares to 185,032,503 shares as of May 23, 2022.

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

We provide technology services to both individual and corporate users. which then provide “YCloud” services to individual and corporate micro-business owners in the hotel, hospitality, livestreaming and travel industries.

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

Currently, YCloud serves the micro business industry. We will further expand the application of YCloud to tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

Recent Business Developments

In first Quarter 2022, the Company has entered YCloud system service agreements with three new customers as follows:

Beijing Yidong Linglong Cultural Media Co., Ltd. (“Beijing Yidong”), a PRC media and internet company that provides comprehensive high-quality digital contents, cultural and arts exchange activities for users.

Beijing Maitu International Travel Agency Co., Ltd (“Maitu International”), a PRC company that has been engaged in outbound tourism business since May 2008. Maitu is also a leading tourism company in South Korea, Japan and China.

Beijing Youth Travel Service Co., Ltd (“Beijing Youth Travel”) is an international travel agency approved by the National Tourism Administration and subordinate to the Beijing Municipal Tourism Administration. Beijing Youth Travel is a cross-regional comprehensive tourism enterprise group with more than 70 chain stores, and it integrates services in outbound tourism, inbound tourism, domestic tourism, tourism fleet, taxi, real estate, catering, consulting services, advertising, culture and entertainment.

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three months period ended March 31, 2022 and 2021.

Results of Operations for the Three months period Ended March 31, 2022 and 2021

	For the period March 31, 2022	From the period March 31, 2021
Revenue:
Service revenue- related party	$158,518	$-
Service revenue- non related party	2,078,335	2,780,923
	2,236,853	2,780,923
Cost of Sales	(789,188)	(146,308)
Gross Profit	1,447,665	2,634,615
Operating Expenses:
General and Administrative	805,268	1,889,190
Operations Profit	642,397	745,425
Other revenue	48,283	83,515
Net Profit before income tax	690,680	828,940
Income tax expense	(129,825)	(176,856)
Net income	560,855	652,084

Revenue from Operations

For the three-month period ended March 31, 2022 and 2021, total revenue was $2,236,853 and $2,780,923 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in Ycloud system as a result of Covid-19 lockdown in certain main cities in PRC since March 2022. However, the decrease is mitigated by the addition of 3 new customers during the period. Service revenue from third party were $2,078,335 (2021: $2,780,923) and service revenue from related party were $158,518 (2021: $nil) for the period March 31, 2022. The system services fees are collected from five customers of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	2022	2021	Service fee
	US$	US$	%
Non-related parties:
Customer I	33,884,182	80,402,192	3%
Customer II	9,987,583	-	3%-4%
Customer III	7,823,158	-	3%-4%
Customer IV	11,248,923	-	3%-4%
	62,943,846	80,402,192
Related party:
Customer V	4,800,846	-	3%
Total GMV:	67,744,692	80,402,192

Cost of revenue

Cost of revenue is mainly consisting of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the increase is mainly due to more staffs were recruited during the period. The increase is mainly due to more technical staffs cost were incurred for the system developments for the new customer and more YCloud system related expenses were incurred during the period.

General and Administrative Expenses

For the three months period ended March 31, 2022 and 2021, general and administrative expenses were $805,268 and $1,889,190 respectively, the decrease is mainly due to no advertising and exhibition expenses of approximate $0.63 million were incurred in March 31, 2022 as compare to the prior period as a result of Covid-19 lockdown in PRC during the period. Furthermore, there are no legal due diligence expenses, travelling and other administrative expenses of approximate $0.25 million incurred in March 31,2022 as compare to the prior period.

Net Income

As a result of the factors described above, there was a net income of $560,855 and net income of $652,084 for the period ended March 31, 2022 and 2021, respectively, the decrease is mainly due to decrease in Gross Merchandise Volume (“GMV”) in YCloud system and services are collected from YCloud users based on GMV during the period as a result of Covid-19 lockdown in certain cities in PRC. However, the decrease of GMV are mitigated by the addition of three new customers during the period.

Liquidity and Capital Resources

As of March 31, 2022, we had cash on hand of $7,568,537 as compared to $2,672,940 in prior period. The increase is mainly due to account receivables of approximate US$8.2 million collected from customers and related party during the period. However, the increase is mitigated by the prepayment of approximate US$2.3 million for the YCloud marketing and promotion services during the period

Operating activities

As of March 31, 2022, our continuing cash flow operating activities is $7,420,490 for the period ended March 31, 2022 as compared to the cash flow used in operating activities of $560,646 in prior period, which was increased by approximately of $7.9 million. The increase was mainly due to reclassification of account receivables of approximate US$8.2 million collected from customers and reclassification of note receivable and related party payables to financing activities during the period.

Investing activities

As of March 31, 2022, cash used in investing activities is $723,420 for the period ended March 31, 2022 as compared to the $nil in prior period. The increase was mainly due to addition of leasehold improvement of approximate of $0.72 million during the period.

Financing activities

Cash provided by our financing activities was 259,840 for the three months period ended March 31, 2022 as compared to cash used in financing activities of 1,408,683. This is due to loan to third party of approximate US$1.4 million in prior period and however there is no such loan during the period.

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

With respect to the period ended March 31, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended March 31, 2022, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of March 31, 2022, we did not maintain effective internal control over financial reporting.

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

None.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2022.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

On April 13, 2022, the Company and 15 Shareholders entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Company and the 15 Shareholders have cancelled 120,418,995 shares of Common Stock (“Cancellation Shares”). Upon completion of the transaction, the outstanding shares of the Company’s Common Stock has been decreased from 305,451,498 shares to 185,032,503 shares.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended March 31, 2022, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated May 23, 2022	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

