Form 10-Q
period 2022-06-30
WeTrade Group Inc.
filed 2022-08-15
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

As of August 15, 2022, there were 195,032,503 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,152,073	$616,593
Accounts receivables	761,987	5,627,463
Account receivable- related party	336,020	3,603,402
Note receivable	3,017,348	3,798,130
Other receivables	125,242	30,147
Prepayments	4,189,735	2,760,658
Prepayment- related party	56,716	-
Total current assets	15,639,121	16,436,393
Non current assets:
Property and equipment, net	999,190	395,353
Right of use assets	1,932,561	2,328,950
Intangible asset, net	32,398	37,765
Rental deposit	258,058	272,063
Total non-current assets	3,222,207	3,034,131

Total assets:	18,861,328	19,470,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	44,278	7,710
Account payables- related parties	411,103	54,436
Accrued expenses	108,540	217,073
Tax payables	790,081	711,841
Amount due to related parties	1,117,297	1,105,532
Lease liabilities, current	601,939	596,098
Other payables	347,855	306,270

Total current liabilities	3,421,093	2,998,960

Lease liabilities, non-current	1,503,804	1,942,242
Total liabilities	4,924,897	4,941,202

Stockholders’ equity:
Common stock; $0.00 per share par value; 185,032,503 issued and outstanding at June 30, 2022 and 305,451,498 issued and outstanding at December 31, 2021 respectively	-	-
Additional paid in capital	6,197,520	6,197,520
Accumulated other comprehensive income	187,388	898,497
Retained earning	7,551,523	7,433,305
Total Stockholders’ equity	13,936,431	14,529,322

Total Liabilities and stockholders’ equity	$18,861,328	$19,470,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	$129,819	$-	$288,337	$-
Service revenue	1,478,261	3,882,893	3,556,596	6,663,816
Total service revenue	1,608,080	3,882,893	3,844,933	6,663,816
Cost of revenue	(90,651)	(190,459)	(879,839)	(336,767)
Gross Profit	1,517,429	3,692,434	2,965,094	6,327,049

Operating expenses
General and administrative expense	$1,982,522	$1,767,457	$2,787,790	$3,656,646
Total operating expenses	(1,982,522)	(1,767,457)	(2,787,790)	(3,656,646)

Profit/ (loss) from operations	(465,093)	1,924,977	177,304	2,670,403
Other revenue	27,325	115,084	75,608	198,599

Profit/ (loss) before provision for income taxes	(437,768)	2,040,061	252,912	2,869,002
Income tax provision	(4,869)	(198,031)	(134,694)	(374,888)

Net income/ (loss)	$(442,637)	$1,842,030	$118,218	$2,494,114

Comprehensive income
Net income/ (loss)	$(442,637)	$1,842,030	$118,218	$2,494,114
Other comprehensive income
Foreign currency translation adjustment	(745,699)	172,098	(711,109)	120,165

Total comprehensive income/ (loss)	$(1,188,336)	$2,014,128	$(592,891)	$2,614,279

Earning per share, basic and diluted	$(0.00)	$0.01	$0.00	$0.01

Weighted-average shares outstanding, basic and diluted	283,394,320	305,451,498	294,361,978	305,451,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months	From the Six months
	June 30, 2022	June 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	118,218	2,494,114
Amortization of intangible asset	3,155	6,206
Depreciation	24,952	-

Changes in operating assets and liabilities:
Accounts receivables	4,718,145	(1,509,231)
Account receivable- related party	3,177,767	-
Other receivables	(99,609)	227,063
Prepayments	(1,608,486)	(1,407,521)
Accounts payables	(23,141)	176,447
Accounts payable- related party	157,281	-
Accrued expenses	(130,440)	229,682
Right of use assets	285,100	272,426
Lease liabilities	(311,320)	(277,733)
Other payables	179,741	(753,280)
Net cash flows provided by/ (used in) operating activities:	6,491,363	(541,827)

Cash flow from investing activities:
Leasehold improvements	(648,389)	(170,265)
Net cash used in investing activities:	(648,389)	(170,265)

Cash flow from financing activities:
Proceeds from/ (repayment) of note receivable	611,715	(564,562)
Proceeds from related parties loan	230,832	144,000
Net cash flows provided by/ (used in) financing activities:	842,547	(420,562)

Effect of exchange rate changes on cash	(150,041)	(297,485)

Change in cash and cash equivalents:	6,535,480	(1,430,139)

Cash and cash equivalents, beginning of period	616,593	4,640,603

Cash and cash equivalents, end of period	7,152,073	3,210,464

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	1,078,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

 Three months ended June 30, 2022 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of March 31, 2022	305,451,498	$-	$6,197,520	$7,994,160	$933,087	$15,124,767
Share cancellation	(120,418,995)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(745,699)	(745,699)
Net income/ (loss) for the period	-	-	-	(442,637)	-	(442,637)
Balance as of June 30, 2022	185,032,503	$-	$6,197,520	$7,551,523	$187,388	$13,936,431

Six months ended June 30, 2022 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2021	305,451,498	$-	$6,197,520	$7,433,305	$898,497	$14,529,322
Share cancellation	(120,418,995)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(711,109)	(711,109)
Net income for the period	-	-		$118,218	-	$118,218
Balance as of June 30, 2022	185,032,503	$-	$6,197,520	$7,551,523	$187,388	$13,936,431

Three months ended June 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of March 31, 2021	305,451,998	$-	$6,057,520	$2,909,714	$526,802	$9,494,036
Foreign currency translation adjustment			-		172,098	172,098
Net income for the period				1,842,030	-	1,842,030
Balance as of June 30, 2021	305,451,998	$-	$6,057,520	$4,751,744	$698,900	$11,508,164

Six months ended June 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder Equity
	Shares*	Amount	Capital	Deficit)	income (loss)	(Deficit)
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$2,257,630	$578,735	$8,893,885
Foreign currency translation adjustment	-	-	-	-	120,165	120,165
Net income for the period	-	-	-	$2,494,114	-	$2,494,114
Balance as of June 30, 2021	305,451,998	$-	$6,057,520	$4,751,744	$698,900	$11,508,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wetrade Group Inc

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended June 30, 2022

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

The condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2022, the results of its operations for the six months ended June 30, 2022 and 2021, and its cash flows for the six months ended June 30, 2022 and 2021. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable equity
Name of Company	incorporation	interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited (“Yueshang Hainan”)	P.R.C	100%
WeTrade Digital (Beijing) Technology Co Limited (f/k/a XiaoShang Technology Beijing Co Limited)	P.R.C	100%
Tibet Xiaoshang Technology Group Limited	P.R.C	100%

Nature of Operations

WeTrade Group Inc. (the “Company” or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of June 30, 2022, the nature operation of its subsidiaries are as follows:

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to June 30, 2022.

	June 30, 2022	December 31, 2021
RMB: US$ exchange rate	6.7	6.36

The balance sheet amounts, with the exception of equity, June 30, 2022 and December 31, 2021 were translated at 6.7 RMB and 6.36 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended June 30, 2022 and year ended December 31, 2021 were 6.5 RMB and 6.44 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the six months ended June 30, 2022 and 2021.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $7,152,073 as of June 30, 2022.

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

Under ASC 840, leases were classified as either capital or operating, and the classification significantly impacted the effect the contract had on the company’s financial statements. Capital lease classification resulted in a liability that was recorded on a company’s balance sheet, whereas operating leases did not impact the balance sheet. After the new adoption, $1,932,561 of operating lease right-of-use asset and $2,105,743 of operating lease liabilities were reflected on the Company’s June 30, 2022 financial statements.

ASU 2016-02 requires that public companies use a secured incremental browning rate for the present value of lease payments when the rate implicit in the contract is not readily determinable. We determine a secured rate on a quarterly basis and update the weighted average discount rate accordingly. Lease terms and discount rate follow:

Lease cost	In USD
Operating lease cost (included in general and admin in company’s statement of operations)	$343,937

Other information
Cash paid for amounts included in the measurement of lease liabilities for the six months ended 6/30/2022	358,988
Weighted average remaining lease term-operating leases (in years)	3.17
Average discount rate - operating leases	5%

The supplemental balance sheet information related to leases for the period is as follows:
Operating leases
Long -term right-of-use assets	1,932,561
Total right-of-use assets	$1,932,561

Short-term operating lease liabilities	601,939
Long-term operating lease liabilities	1,503,804
Total operating lease liabilities	$2,105,743

Maturities of the Company’s lease liabilities are as follows:

Year ending June 30,
2023	694,833
2024	738,013
2025	781,476
2026	71,402
Total lease payments	2,285,725
Less: Imputed interest/present value discount	(179,982)
Present value of lease liabilities	$2,105,743

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of June 30, 2022, there were no potentially dilutive shares.

	For the period June 30, 2022	For the period June 30, 2021
Statement of Operations Summary Information:
Net Profit	$118,218	2,494,114
Weighted-average common shares outstanding - basic and diluted	294,361,978	305,451,498
Net profit per share, basic and diluted	$0.00	0.00

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

The system services fees are collected from five customers of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	June 30, 2022	June 30, 2021
	US$	US$
Non-related parties:
Weijiafu	53,496,041	150,250,147
Beijing Yidong	20,811,155	-
Maidu International	14,094,841	-
Beijing Youth	19,312,009	-
	107,714,046	150,250,147
Related party:
Changtongfu	8,732,504	-
Beijing Joy Trip	-	50,678,696
Total GMV:	116,466,550	200,928,843

As of and for the period ended June 30, 2022, we generated revenues from the four third parties customers amounting $3,556,596 and related party- Changtongfu amounting $288,337.

NOTE 5 – CASH AT BANK

As of June 30, 2022, the Company held cash in bank in the amount of $7,152,073, which consist of the following:

	June 30, 2022	December 31, 2021
Bank Deposits-China	$7,073,865	303,065
Bank Deposits-Singapore	78,208	313,528
	7,152,073	616,593

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(29,948)	$27,195	5
Foreign currency translation adjustment	-	-	5,203
Intangible assets, net	$57,143	$(26,794)	$32,398

Amortization expense for intangible assets was $3,155 for the six months period ended June 30, 2022.

Expected future intangible asset amortization as of June 30, 2022 was as follows:

Fiscal years:
Remaining 2022	$19,701
2023	12,697

NOTE 7 – PROPERTY AND EQUIPMENT

As of June 30, 2022, property and equipment consists of the following:

June 30, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Weighted Average Useful Life (Years)

Property and equipment:
Office equipment	$150,915	$(54,117)	$96,798	3
Leasehold improvement	902,392	-	902,392	5
Property and equipment, net	$1,053,307	$(54,117)	$999,190

Depreciation expenses of office equipment were $24,952 and nil for the period ended June 30, 2022 and year 2021 respectively as the computer and office equipment were acquired on June 29, 2021.

Amortization expenses of leasehold improvement is $nil for the year ended June 30, 2022 and the leasehold improvement was completed in end of June 2022.

NOTE 8 – ACCOUNT RECEIVABLES

As of June 30, 2022, account receivables is related to the services fee receivables from customers as follow:

	June 30, 2022	December 31, 2021
Account receivables	$761,987	$5,627,463
Account receivables- related parties	336,020	3,603,402
	$1,098,007	$9,230,865

We generally receive the system service fee from customers within the first ten days of each quarter due to high volume of transaction amounts conducted through YCloud from end users.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of June 30, 2022, account receivable from non-related customers are amounted to $761,987 (December 31, 2021: $5,627,463) and related parties- Changtongfu are amounted to $336,020 (December 31, 2021: $3,603,402), which are 28.6% (December 31, 2021: 64%) of total revenue. As of reporting date, all the services fee receivables has been fully settled from 4 main non-related customers and 1 related party customer- Changtongfu.

NOTE 9 – PREPAYMENTS

As of June 30, 2022, prepayments consist of the following:

	June 30, 2022	December 31, 2021
Office furniture and renovation	$1,049,135	$1,895,591
Office rental	-	173,611
YCloud system marketing and promotion service	3,058,696	-
Others	81,904	691,456
	$4,189,735	$2,760,658

As of June 30, 2022, there is a prepayment of approximate $1.1 million in relation of purchasing new office furniture as a result of new office renovation during the year, the renovation has been completed in July 2022.

As of June 30, 2022, there is a prepayment of approximate $2.3 million and approximate $0.6 million in relation of marketing & promotion services and block chain software development under YCloud system. Marketing and promotion services are expect to complete in February 2023 and the block chain software has been completed in July 2022 respectively.

NOTE 10 – NOTE RECEIVABLES

As of June 30, 2022, Note receivables consist of the following:

	June 30, 2022	December 31, 2021
Note receivables	$3,017,348	3,798,130
	3,017,348	3,798,130

Note receivable is related to the short-term loan of RMB 23 million to a third party with annual interest of 5%, which will be matured on November 4, 2022.

NOTE 11 – OTHER RECEIVABLES

As of June 30, 2022, other receivables consist of advances to staff for petty cash and staff loans as follow:

	June 30, 2022	December 31, 2021
Advance to staff for petty cash	$125,242	19,302
Staff loan	-	10,845
	125,242	30,147

NOTE 12 – RENTAL DEPOSIT

As of June 30, 2022 and December 31, 2021, rental deposit of $258,058 and $272,063 is the office lease deposit with the tenancy period of 5 years.

NOTE 13 – AMOUNT DUE TO RELATED PARTIES

	As of June 30, 2022	As of December 31, 2021

Related parties payable	$541,297	$745,532
Director fee payable	576,000	360,000
	$1,117,297	$1,105,532

The related party balance of $541,297 represented advances and professional expenses paid on behalf by Director, which consists of $300,062 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of June 30, 2022, the director fee payable of $576,000 represented the accrued of director fees from the appointment date to June 30, 2022.

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

(c)	Beijing Xingke Datong Technology Co Ltd (“BXDT”), the entity in which the supervisor of a subsidiary company, Deng Liangpeng beneficially own 80% equity interest.
(d)	Huoerguo Zhufeng Technology Co Ltd (“HZTC”), the entity in which the supervisor of a subsidiary company, Sun Tong beneficially own 46% equity interest.
(e)	Global Joy Trip (HK) Limited (“Global Joy HK”), the entity in which the Group’s Chairman, Daizheng and Group’s CEO, Liu Pijun are the director, the company has been dissolved in Jan 2021.

Related parties transactions consisted of the following as of the dates indicated.

Name of related party	Nature of transaction	For the Six months ended June 30, 2022	For the year ended December 31, 2021
BZIM	No transaction during the year	NA	NA
ZNTB	Office rental paid on behalf of the Group	$189,235	189,235
BXDT	System service fee	$618,119	485,190
HZTC	System service fee	$56,716	739,016
Changtongfu	YCloud system fee	$288,337	-

NOTE 15 – ACCRUED EXPENSES

Accrued expenses of $108,540 consists of the accrued payroll, Central Provident Fund and social welfare as follow:

	June 30, 2022	December 31, 2021
Accrued payroll	$108,540	$217,073
	$108,540	$217,073

NOTE 16 – TAX PAYABLES

As of June 30, 2022, tax payable of $790,081 (December 31, 2021: $711,841) is consist of PRC corporate income tax rate ranged from 9% to 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 17 – OTHER PAYABLES

Other payables of $347,855 consists of the payables of securities account set up fee and related documentation expenses as follow:

	June 30, 2022	December 31, 2021
Security account set up fee-Staff	$347,855	$306,270

NOTE 18 – SHAREHOLDERS’ EQUITY

The company has an unlimited number of ordinary shares authorized, and has issued 305,451,498 shares with  par value as of June 30, 2022.

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

On April 13, 2022, the Company and 15 Shareholders entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which Company and the 15 Shareholders have cancelled 120,418,995 shares of Common Stock (“Cancellation Shares”). Upon completion of the transaction, the outstanding shares of the Company’s Common Stock has been decreased from 305,451,498 shares to 185,032,503 shares as of June 30, 2022.

NOTE 19- SUBSEQUENT EVENT

On July 21, 2022, the Company has uplisted its common stock to the Nasdaq Capital Market, and the closing of its initial public offering (“IPO”) of 10,000,000 shares of common stock, with  par value (the “Shares”). The Shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The Shares continue to trade under the stock symbol “WETG.” Upon completion of the IPO, the outstanding shares of the Company’s Common Stock has been increased from 185,032,503 shares to 195,032,503 shares as of reporting date.

After deducting the underwriting discounts and estimated offering expenses payable by us, we expect to receive net proceeds of approximately $37,057,176 from this offering.

Gross proceeds	$40,000,000
Underwriting discounts*	$2,600,000
Underwriting accountable expenses	$150,000
Company offering expenses	$192,824
Net proceeds	$37,057,176

* 6.5% of the public offering price.

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

Results of Operations

Results of Operations for the six months period ended June 30, 2022 and 2021

The following tables provide a comparison of a summary of our results of operations for the six months period ended June 30, 2022 and 2021.

	For the six months ended June 30,
	2022	2021
Revenue:
Service revenue- related party	$288,337	$-
Service revenue- non related party	3,556,596	6,663,816
	3,844,933	6,663,816
Cost of Sales	(879,839)	(336,767)
Gross Profit	2,965,094	6,327,049
Operating Expenses:
General and Administrative	2,787,790	3,656,646
Operations Profit	177,304	2,670,403
Other revenue	75,608	198,599
Net Profit before income tax	252,912	2,869,002
Income tax expense	(134,694)	(374,888)
Net income	118,218	2,494,114

Revenue from Operations

For the six-month period ended June 30, 2022 and 2021, total revenue was $3,844,933 and $6,663,816 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in Ycloud system as a result of Covid-19 lockdown in several major cities in PRC since March 2022. The system services fees are collected from five customers of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	June 30, 2022	June 30, 2021
	US$	US$
Non-related parties:
Customer I	53,496,041	150,250,147
Customer II	20,811,155	-
Customer III	14,094,841	-
Customer IV	19,312,009	-
	107,714,046	150,250,147
Related party:
Customer V	8,732,504	50,678,696
Total GMV:	116,466,550	200,928,843

Cost of revenue

Cost of revenue is mainly consisting of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the increase is mainly due to more technical services cost were incurred for the system developments for the new customer and more YCloud system related expenses were incurred during the period.

General and Administrative Expenses

For the six months period ended June 30, 2022 and 2021, general and administrative expenses were $2,787,790 and $3,656,646 respectively, the decrease is mainly due to no advertising and exhibition expenses were incurred during the period as compare to the prior period as a result of Covid-19 lockdown in PRC during the period. Furthermore, there are no legal due diligence expenses, travelling and other administrative expenses incurred as compare to the prior period.

Net Income

As a result of the factors described above, there was a net income of $118,218 and net income of $2,494,114 for the period ended June 30, 2022 and 2021, respectively, the decrease is mainly due to decrease in Gross Merchandise Volume (“GMV”) in YCloud system and services are collected from YCloud users based on GMV during the period as a result of Covid-19 lockdown in certain cities in PRC.

Results of Operations for the three months period ended June 30, 2022 and 2021

The following tables provide a comparison of a summary of our results of operations for the three months period ended June 30, 2022 and 2021.

	For the three months ended June 30,
	2022	2021
Revenue:
Service revenue- related party	$129,819	$-
Service revenue- non related party	1,478,261	3,882,893
	1,608,080	3,882,893
Cost of Sales	(90,651)	(190,459)
Gross Profit	1,517,429	3,692,434
Operating Expenses:
General and Administrative	1,982,522	1,767,457
Operations Profit/ (Loss)	(465,093)	1,924,977
Other revenue	27,325	115,084
Net Profit before income tax	(437,768)	2,040,061
Income tax expense	(4,869)	(198,031)
Net income/ (loss)	(442,637)	1,842,030

Revenue from Operations

For the three-month period ended June 30, 2022 and 2021, total revenue was $1,608,080 and $3,882,893 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in Ycloud system as a result of Covid-19 lockdown in several major cities in PRC since March 2022.

Cost of revenue

Cost of revenue is mainly consisting of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the decrease is mainly due to decrease in technical staffs headcounts and its related expenses were incurred during the period.

General and Administrative Expenses

For the three-months period ended June 30, 2022 and 2021, general and administrative expenses were $1,982,522 and $1,767,457 respectively, the increase more marketing and promotion expenses were incurred as compare to the prior period.

Net Income/ (loss)

As a result of the factors described above, there was a net loss of $442,637 and net income of $1,842,030 for the period ended June 30, 2022 and 2021, respectively, the loss making is mainly due to decrease in Gross Merchandise Volume (“GMV”) in YCloud system and services are collected from YCloud users based on GMV during the period as a result of Covid-19 lockdown in several major cities in PRC.

Liquidity and Capital Resources

As of June 30, 2022, we had cash on hand of $7,152,073 as compared to $3,210,464 in prior period. The increase is mainly due to account receivables of approximate US$8.2 million collected from customers and related party during the period. However, the increase is mitigated by the prepayment of approximate US$2.3 million for the YCloud marketing and promotion services during the period

Operating activities

As of June 30, 2022, our continuing cash flow operating activities is $6,491,363 for the period ended June 30, 2022 as compared to the cash flow used in operating activities of $541,827 in prior period, which was increased by approximately of $7 million. The increase was mainly due to increase in account receivables collected from customers during the period.

Investing activities

As of June 30, 2022, cash in investing activities is $648,389 for the period ended June 30, 2022 as compared to the $170,265 in prior period. The increase was mainly due to addition of leasehold improvement of approximate of $0.65 million during the period.

Financing activities

Cash provided by our financing activities was 842,547 for the period ended June 30, 2022 as compared to cash used in financing activities of $420,562. The increase is mainly due to partially payment received from note receivables during the period.

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

Disclosure Controls and Procedures

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

With respect to the period ended June 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended June 30, 2022, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of June 30, 2022, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended June 30, 2022.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended June 30, 2022, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated August 15, 2022	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

