Form 10-Q
period 2022-09-30
WeTrade Group Inc.
filed 2022-11-23
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

WETRADE GROUP INC
(Exact name of small business issuer as specified in its charter)

Wyoming
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Room 101, Level 1 Building 8,

No.18 Kechuang 10th Street,

Beijing Economic and Technological Development Zone

Beijing City, People Republic of China

(Address of Principal Executive Offices)

(86) 18350283270

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 22, 2022, there were 195,057,503 shares of common stock outstanding.

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to execute on our growth strategies;

•	our ability to find manufacturing partners on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	our anticipated needs for working capital; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,261,881	$616,593
Accounts receivables	4,473,310	5,627,463
Account receivable- related party	379,455	3,603,402
Note receivable	1,858,310	3,798,130
Other receivables	137,945	30,147
Prepayments	15,000,711	2,760,658
Prepayment- related parties	2,575,535	-
Total current assets	44,687,147	16,436,393
Non current assets:
Property and equipment, net	1,135,286	395,353
Right of use assets	-	2,328,950
Intangible asset, net	28,653	37,765
Rental deposit	243,006	272,063
Total non-current assets	1,406,945	3,034,131
Total assets:	46,094,092	19,470,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	2,082,082	7,710
Account payables- related party	174,428	54,436
Accrued expenses	126,260	217,073
Tax payables	178,855	711,841
Amount due to related parties	1,217,297	1,105,532
Lease liabilities, current	-	596,098
Other payables	265,189	306,270

Total current liabilities	4,044,111	2,998,960

Lease liabilities, non-current	-	1,942,242
Total liabilities	4,044,111	4,941,202

Stockholders’ equity:
Common stock; $0.00 per share par value; 195,057,503 issued and outstanding at September 30, 2022 and 305,451,498 issued and outstanding at December 31, 2021 respectively	-	-
Additional paid in capital	43,732,196	6,197,520
Accumulated other comprehensive income	(576,646)	898,497
Accumulated (loss)/ earnings	(1,105,569)	7,433,305
Total Stockholders’ equity	42,049,981	14,529,322

Total Liabilities and stockholders’ equity	$46,094,092	$19,470,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Service revenue, related party	$400,702	$1,743,299	$689,039	$3,415,090
Service revenue	4,952,046	2,855,376	8,508,642	7,847,401
Total service revenue	5,352,748	4,598,675	9,197,681	11,262,491
Cost of revenue	(6,790,998)	(2,105,116)	(7,670,837)	(2,441,883)
Gross profit (loss)	(1,438,250)	2,493,559	1,526,844	8,820,608

Operating expenses
General and administrative expense	$7,632,083	$1,039,081	$10,419,873	$4,695,727
Total operating expenses	(7,632,083)	(1,039,081)	(10,419,873)	(4,695,727)

Profit/ (loss) from operations	(9,070,333)	1,454,478	(8,893,029)	4,124,881
Other income	232,752	59,902	308,360	258,501

Profit/ (loss) before provision for income taxes	(8,837,581)	1,541,380	(8,584,669)	4,383,382
Income tax (expense)/ benefit	180,489	(104,109)	45,795	(478,997)

Net income/ (loss)	$(8,657,092)	$1,410,271	$(8,538,874)	$3,904,385

Comprehensive income
Net income/ (loss)	$(8,657,092)	$1,410,271	$(8,538,874)	$3,904,385
Other comprehensive income
Foreign currency translation adjustment	(764,034)	9,828	(1,475,143)	129,993

Total comprehensive income/ (loss)	$(9,421,126)	$1,420,099	$(10,014,017)	$4,034,378

Earning per share, basic and diluted	$(0.05)	$0.01	$(0.04)	$0.01

Weighted-average shares outstanding, basic and diluted	192,768,916	305,451,498	233,072,453	305,451,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months	From the Nine months
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	(8,538,874)	3,904,385
Amortization of intangible asset	4,633	7,807
Depreciation	36,641	-
Stock compensation	477,500	-
Changes in operating assets and liabilities:
Accounts receivables	592,924	(1,722,680)
Account receivable- related party	3,043,409	(2,309,117)
Other receivables	(118,958)	766,002
Prepayments	(12,936,012)	(2,750,419)
Prepayments- related companies	(2,312,339)	-
Accounts payables	2,161,958	218,232
Accounts payable- related party	(74,027)	-
Accrued expenses	(102,753)	56,445
Right of use assets	2,580,579	411,515
Lease liabilities	(2,789,981)	(422,999)
Other payables	(471,962)	(610,232)
Net cash flows used in operating activities:	(18,447,262)	(2,451,061)

Cash flow from investing activities:
Leasehold improvements	(816,340)	(138,124)
Net cash used in investing activities:	(816,340)	(138,124)

Cash flow from financing activities:
Proceeds from/ (repayment) of note receivable	1,662,363	(609,770)
Proceeds from sale of common stock, net of fees	37,057,176	-
Proceeds from related parties loan	330,832	252,000
Net cash flows provided by/ (used in) financing activities:	39,050,371	(357,770)

Effect of exchange rate changes on cash	(141,481)	(298,623)

Change in cash and cash equivalents:	19,645,288	(3,245,578)

Cash and cash equivalents, beginning of period	616,593	4,640,603

Cash and cash equivalents, end of period	20,261,881	1,395,025

Supplemental cash flow information:
Cash paid for interest	-	-
Cash paid for taxes	-	1,078,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

 Three months ended September 30, 2022 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficit)	income (loss)	Equity
Balance as of June 30, 2022	185,032,503	$-	$6,197,520	$7,551,523	$187,388	$13,936,431
Sale of common stock, net of fees	10,000,000	-	37,057,176	-	-	37,057,176
Stock compensation	25,000	-	477,500	-	-	477,500
Foreign currency translation adjustment	-	-	-	-	(764,034)	(764,034)
Net loss for the period	-	-	-	(8,657,092)	-	(8,657,092)
Balance as of September 30, 2022	195,057,503	$-	$43,732,196	$(1,105,569)	$(576,646)	$42,049,981

Nine months ended September 30, 2022 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficit)	income (loss)	Equity
Balance as of December 31, 2021	305,451,498	$-	$6,197,520	$7,433,305	$898,497	$14,529,322
Share cancellation	(120,418,995)	-	-	-	-	-
Sale of common stock, net of fees	10,000,000	-	37,057,176	-	-	37,057,176
Stock compensation	25,000	-	477,500	-	-	477,500
Foreign currency translation adjustment	-	-	-	-	(1,475,143)	(1,475,143)
Net loss for the period	-	-		(8,538,874)	-	(8,538,874)
Balance as of September 30, 2022	195,057,503	$-	$43,732,196	$(1,105,569)	$(576,646)	$42,049,981

Three months ended September 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficit)	income (loss)	Equity
Balance as of June 30, 2021	305,451,998	$-	$6,057,520	$4,751,744	$698,900	$11,508,164
Foreign currency translation adjustment			-		9,828	9,828
Net income for the period				1,410,271	-	1,410,271
Balance as of September 30, 2021	305,451,998	$-	$6,057,520	$6,162,015	$708,728	$12,928,263

Nine months ended September 30, 2021 (Unaudited)

	Common Stock		Additional Paid in	Retained Earnings (Accumulated	Accumulated Other comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficit)	income (loss)	Equity
Balance as of December 31, 2020	305,451,498	$-	$6,057,520	$2,257,630	$578,735	$8,893,885
Foreign currency translation adjustment	-	-	-	-	129,993	129,993
Net income for the period	-	-	-	3,904,385	-	3,904,385
Balance as of September 30, 2021	305,451,998	$-	$6,057,520	$6,162,015	$708,728	$12,928,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wetrade Group Inc

Notes to Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022

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

We provide technology services to both individual and corporate users. We provide access to “YCloud” to our customers, which are Beijing Weijiafu Technology Co. Ltd (“Weijiafu”), a PRC technology company, which then provide “YCloud” services to individual and corporate micro-business owners, Changtongfu Technology (Hainan) Co Limited (“Changtongfu”), a PRC technology company, which then provide “YCloud” services to individual and corporate business owners in the hotel and travel industries.

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

Recent Business Developments

By the third Quarter of 2022, the Company has entered YCloud system service agreements with three new customers as follows:

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

The following diagram sets forth the structure of the Company as of the date of this Quarterly Report:

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

The condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2022 and 2021 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2022, the results of its operations for the nine months ended September 30, 2022 and 2021, and its cash flows for the nine months ended September 30, 2022 and 2021. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. The balance sheet as of December 31, 2021 has been derived from the Company’s audited financial statements included in the Form 10-K for the year ended December 31, 2021.

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

As of September 30, 2022, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable equity
Name of Company	incorporation	interest %
Utour Pte Ltd	Singapore	100%

WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
Yueshang Technology Group (Zhuhai) Limited (f/k/a Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited)	P.R.C	100%
WeTrade Digital (Beijing) Technology Co Limited (f/k/a XiaoShang Technology Beijing Co Limited)	P.R.C	100%
Tibet Xiaoshang Technology Group Limited	P.R.C	100%
Shanghai Yueshang Information Technology Limited	P.R.C	100%

Nature of Operations

WeTrade Group Inc. (the “Company” or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of September 30, 2022, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company
Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	Providing of social e-commerce services, technical system support and services
Yueshang Technology Group (Zhuhai) Limited f/k/a Yueshang Technology Group (Hainan Special Economic Zone) Co. Limited)	P.R.C	Providing of social e-commerce services, technical system support and services
WeTrade Digital (Beijing) Technology Co Limited (FKA: XiaoShang Technology Beijing Co Limited)	P.R.C	Providing of social e-commerce services, technical system support and services
Tibet Xiaoshang Technology Group Limited	P.R.C	Providing of social e-commerce services technical system support and services.
Shanghai Yueshang Information Technology Limited	P.R.C	Providing technical system support and services.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited condensed consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Vanuatu, Singapore and PRC is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or any other similar insurance in Vanuatu, PRC, or Singapore.

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to September 30, 2022.

	September 30, 2022	December 31, 2021
RMB: US$ exchange rate	7.12	6.36

The balance sheet amounts, with the exception of equity, September 30, 2022 and December 31, 2021 were translated at 7.12 RMB and 6.36 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended September 30, 2022 and year ended December 31, 2021 were 6.64 RMB and 6.44 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the nine months ended September 30, 2022 and 2021.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $20,261,881 as of September 30, 2022.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of September 30, 2022, there were no potentially dilutive shares.

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Statement of Operations Summary Information:
Net (Loss)/ Profit	$(8,538,874)	3,904,385
Weighted-average common shares outstanding - basic and diluted	233,072,453	305,451,498
Net (loss)/ profit per share, basic and diluted	$(0.04)	0.01

Common Stock Issued for Services

Our accounting policy for equity instruments issued to employees, consultants and vendors follows the provisions of ASC 718, Compensation- Stock compensation. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement at various performance completion dates, and for unvested instruments, at each reporting date. Compensation expense, once recorded, may not be reversed.

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

The system services fees are collected from five customers of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	September 30, 2022	September 30, 2021
	US$	US$
Non-related parties:
Weijiafu	103,494,844	235,556,440
Beijing Yidong	58,671,875	-
Maidu International	42,276,493	-
Beijing Youth	53,247,096	-
	257,690,308	235,556,440
Related party:
Changtongfu	20,868,043	102,528,696
Total GMV:	278,558,351	333,085,136

As of and for the period ended September 30, 2022, we generated revenues from the four third parties customers amounting $8,508,642 and related party- Changtongfu amounting $689,039.

NOTE 5 – CASH AT BANK

As of September 30, 2022, the Company held cash in bank in the amount of $20,261,881, which consist of the following:

	September 30, 2022	December 31, 2021
Bank Deposits-USA	$33,757	-
Bank Deposits-Singapore	6,531	313,528
Bank Deposits- Hong Kong	26,619	-
Bank Deposits- China	194,974	303,065
Bank Deposits- Vanuatu	20,000,000	-
	20,261,881	616,593

NOTE 6 – INTANGIBLE ASSET

Intangible asset is software development cost incurred by company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (Years)

Intangible assets:
Software development	$57,143	$(33,693)	$23,450	5
Foreign currency translation adjustment	-	-	5,203
Intangible assets, net	$57,143	$(33,693)	$28,653

Amortization expense for intangible assets was $4,633 and $7,807 for the nine months period ended September 30, 2022 and 2021.

Expected future intangible asset amortization as of September 30, 2022 was as follows:

Fiscal years:
Remaining 2022	$15,956
2023	12,697

NOTE 7 – PROPERTY AND EQUIPMENT

As of September 30, 2022, property and equipment consists of the following:

September 30, 2022
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Weighted Average Useful Life (Years)

Property and equipment:
Office equipment	$150,915	$(71,159)	$79,756	3
Leasehold improvement	1,055,529	-	1,055,529	5
Property and equipment, net	$1,206,444	$(71,159)	$1,135,285

Depreciation expenses of office equipment were $36,641 and nil for the period ended September 30, 2022 and year 2021 respectively as the computer and office equipment were acquired on June 29, 2021.

Amortization expenses of leasehold improvement is $nil for the year ended September 30, 2022 and the leasehold improvement was completed in the end of September 2022.

NOTE 8 – ACCOUNT RECEIVABLES

As of September 30, 2022, account receivables is related to the services fee receivables from customers as follow:

	September 30, 2022	December 31, 2021
Account receivables	$4,473,310	$5,627,463
Account receivables- related parties	379,455	3,603,402
	$4,852,765	$9,230,865

We generally receive the system service fee from customers within the first ten days of each quarter due to high volume of transaction amounts conducted through YCloud from end users.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of September 30, 2022, account receivable from non-related customers amounted to $4,473,310 (December 31, 2021: $5,627,463) and related parties- Changtongfu are amounted to $379,455 (December 31, 2021: $3,603,402). As of the reporting date, all the services fee receivables have been fully settled from 4 main non-related customers and 1 related party customer- Changtongfu.

NOTE 9 – PREPAYMENTS

As of September 30, 2022, prepayments consist of the following:

	September 30, 2022	December 31, 2021
Office furniture and renovation	$702,247	$1,895,591
Office rental	-	173,611
Block-chain and promotion services	4,126,955	-
WT Pay system development	10,000,000	-
Others	171,509	691,456
	$15,000,711	$2,760,658

As of September 30, 2022, there is a prepayment of approximate $14.1 million in relation to the system development of WT Pay, block chain software development under YCloud system, which are expected to be completed by mid of 2023.

As of September 30, 2022, prepayments- related parties consist of the following:

	September 30, 2022	December 31, 2021
YCloud system upgrade	$2,575,535	$-
	$2,575,535	$-

As of September 30, 2022, there is a prepayment of approximate $2.6 million in relation to the YCloud system upgrade and data storage improvement, which expected to complete in 2023.

NOTE 10 – NOTE RECEIVABLES

As of September 30, 2022, Note receivables consist of the following:

	September 30, 2022	December 31, 2021
Note receivables	$1,858,310	3,798,130
	1,858,310	3,798,130

Note receivable is related to the prior short-term loan of RMB 23 million to a third party with annual interest of 5%, which will be matured on January 31, 2023.

NOTE 11 – OTHER RECEIVABLES

As of September 30, 2022, other receivables consist of advances to staff for petty cash and staff loans as follow:

	September 30, 2022	December 31, 2021
Advance to staff for petty cash	$48,335	19,302
Employee advances	89,610	10,845
	137,945	30,147

NOTE 12 – RENTAL DEPOSIT

As of September 30, 2022 and December 31, 2021, rental deposit of $243,006 and $272,063 is the office lease deposit. The office tenancy period is 5 years and it will be refundable after the end of tenancy.

With effect from July 1, 2022, the office tenancy has been transferred to a related company- Zhiding Network Technology (Beijing) Co Limited (“ZNTB”), in which the remaining office rental will be paid by ZNTB under the remaining tenancy period.  On July 1, 2022, the difference between the carrying amounts of the right-of-use asset and the lease liability amounted $209,402 were recognized as other income.

NOTE 13 – AMOUNT DUE TO RELATED PARTIES

	As of September 30, 2022	As of December 31, 2021

Related parties payable	$541,297	$745,532
Director fee payable	676,000	360,000
	$1,217,297	$1,105,532

As of September 30, 2022, the related party balance of $541,297 represented advances and professional expenses paid on behalf by Director, which consists of $300,062 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is consider to be immaterial.

As of September 30, 2022, the director fee payable of $676,000 represented the accrued of director fees from the appointment date to September 30, 2022.

NOTE 14 – RELATED PARTY TRANSACTIONS

The following is the list of the related parties to which the Company has transactions with:

(a)

Zhiding Network Technology (Beijing) Co Limited (“ZNTB”), the entity in which the Group’s CEO, Liu Pijun beneficially own 78% equity interest and Group’s Director, Li Daxue beneficially own 3% equity interest.

(b)	Beijing Xingke Datong Technology Co Ltd (“BXDT”), the entity in which the supervisor of a subsidiary company, Deng Liangpeng beneficially own 80% equity interest.
(c)	Huoerguo Zhufeng Technology Co Ltd (“HZTC”), the entity in which the supervisor of a subsidiary company, Sun Tong beneficially own 46% equity interest.

Related parties transactions consisted of the following as of the dates indicated.

Name of related party	Nature of transaction	For the Nine months ended September 30, 2022	For the Nine months ended September 30, 2021
ZNTB	Office rental paid on behalf for the Group	$375,949	$-
BXDT	System and software service fee	$1,344,544	$485,190
HZTC	System and software fee	$1,125,249	$739,016
Name of related party	Nature of transaction	For the Nine months ended September 30, 2022	For the year ended December 31, 2021
ZNTB	Office rental payable	$174,428	54,436

NOTE 15 – ACCOUNT PAYABLES

Account payables of $2,080,651 consists of the payables of YCloud system service fee and office sundry expenses as follow:

	September 30, 2022	December 31, 2021
System service fee	$2,037,947	$-
Office sundry expenses	44,135	7,710
	$2,082,082	$7,710

NOTE 16 – ACCRUED EXPENSES

Accrued expenses of $126,260 consists of the accrued payroll, Central Provident Fund and social welfare as follow:

	September 30, 2022	December 31, 2021
Accrued payroll	$126,260	$217,073
	$126,260	$217,073

NOTE 17 – TAX PAYABLES

As of September 30, 2022, tax payable of $178,855 (December 31, 2021: $711,841) is consist of PRC corporate income tax rate ranged from 9% to 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 18 – OTHER PAYABLES

Other payables of $265,189 consists of the payables of securities account set up fee and related documentation expenses as follow:

	September 30, 2022	December 31, 2021
Security account set up fee-Staff	$265,189	306,270
	$265,189	$306,270

NOTE 19 – SHAREHOLDERS’ EQUITY

The company has an unlimited number of ordinary shares authorized, and has issued 195,057,503 shares with no par value as of September 30, 2022.

On March 29, 2019, the company has issued 100,000,000 shares with no par value to thirty-three founders. On September 3, 2019, the company has issued a total 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares has increased to 100,074,000 shares as of December 31, 2019.

In February 2020, there are 1,666,666 shares were issued at $3 per share to 2 new shareholders. On July 10, 2020, the company issued another 26,000 shares at $3 per share to 2 new shareholders and the total outstanding shares has increased to 101,766,666 shares.

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

On July 21, 2022, the Company has uplisted its common stock to the Nasdaq Capital Market, and the closing of its public offering of 10,000,000 shares of common stock with the gross proceed of $40,000,000 and net proceed of $37,057,176 after deducting the total offering cost of $2,942,824. The shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The shares continue to trade under the stock symbol “WETG.” The Company’s total issued and outstanding common stock has been increased to 195,032,503 shares after the offering.

On July 22, 2022, the Company issued 25,000 shares of common stock to certain service providers for services in connection with the public offering, the fair value of the share was $477,500. The Company’s total issued and outstanding common stock has been increased to 195,057,503 shares as of September 30, 2022.

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

Results of Operations

Results of Operations for the nine months period ended September 30, 2022 and 2021

The following tables provide a comparison of a summary of our results of operations for the nine months period ended September 30, 2022 and 2021.

	For the nine months ended September 30,
	2022	2021
Revenue:
Service revenue- related party	$689,039	$3,415,090
Service revenue- non related party	8,508,642	7,487,401
	9,197,681	11,262,491
Cost of Sales	(7,670,837)	(2,441,883)
Gross Profit	1,526,844	8,820,608
Operating Expenses:
General and Administrative	(10,419,873)	(4,695,727)
Operations Profit/ (loss)	(8,893,029)	4,124,881
Other revenue	308,360	258,501
Net Profit/ (loss) before income tax	(8,584,669)	4,383,382
Income tax income/ (expense)	45,795	(478,997)
Net income	(8,538,874)	3,904,385

Revenue from Operations

For the nine-month period ended September 30, 2022 and 2021, total revenue was $9,197,681 and $11,262,491 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in YCloud system as a result of Covid-19 lockdown in several major cities in PRC since March 2022. The system services fees are collected from five customers of YCloud system based on the GMV as follows:

Gross Merchandise Volume (“GMV”)	September 30, 2022	September 30, 2021
	US$	US$
Non-related parties:
Customer I	103,494,844	235,556,440
Customer II	58,671,875	-
Customer III	42,276,493	-
Customer IV	53,247,096	-
	257,690,308	235,556,440
Related party:
Customer V	20,868,043	102,528,696
Total GMV:	278,558,351	338,085,136

Cost of revenue

Cost of revenue is mainly consisting of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the increase is mainly due to more technical services cost were incurred for the system developments for the new customer and more YCloud system related expenses were incurred during the period.

General and Administrative Expenses

For the nine month period ended September 30, 2022 and 2021, general and administrative expenses were $10,419,873 and $4,695,727 respectively, the increase is mainly due to professional fee, fund raising costs, financial PR and underwriting fees were incurred for the Nasdaq up-listing during the period.

Net Income/ (loss)

As a result of the factors described above, there was a net loss of $8,538,874 and net income of $3,904,385 for the period ended September 30, 2022 and 2021, respectively, the increase in net loss is mainly due to increase general and administrative expenses of approximate $5.7 million, which were mainly incurred for the professional fee, fund raising costs, financial PR and underwriting fees in relation to the Nasdaq up-listing during the period.

Results of Operations for the three months period ended September 30, 2022 and 2021

The following tables provide a comparison of a summary of our results of operations for the three months period ended September 30, 2022 and 2021.

	For the three months ended September 30,
	2022	2021
Revenue:
Service revenue- related party	$400,702	$1.743.299
Service revenue- non related party	4,952,046	2,855,376
	5,352,748	4,598,675
Cost of revenue	(6,790,998)	(2,105,116)
Gross Profit (loss)	(1,438,250)	2,493,559
Operating Expenses:
General and Administrative	(7,632,083)	(1,039,081)
Operations Profit/ (Loss)	(9,070,333)	1,454,478
Other revenue	232,752	59,902
Net Profit before income tax	(8,837,581)	1,541,380
Income tax (expense) benefit	180,489	(104,109)
Net income/ (loss)	(8,657,092)	1,410,271

Revenue from Operations

For the three-month period ended September 30, 2022 and 2021, total revenue was $5,352,748 and $4,598,675 respectively, the increase was mainly due to the increase in Gross Merchandise Volume (“GMV”) in YCloud system as a result of certain cities in PRC has been recovered from the Covid-19 lockdown in Q3 2022.

Cost of revenue

Cost of revenue is mainly consisting of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the increase is mainly due to increase in system maintenance and its related expenses were incurred during the period.

General and Administrative Expenses

For the three-months period ended September 30, 2022 and 2021, general and administrative expenses were $7,632,083 and $1,039,081 respectively, the increase is mainly due to more professional fee, fund raising costs, financial PR and underwriting fees were incurred for the Nasdaq up-listing during the period.

Net Income/ (loss)

As a result of the factors described above, there was a net loss of $8,657,092 and net income of $1,410,271 for the period ended September 30, 2022 and 2021, respectively, the increase in net loss is mainly due to increase general and administrative expenses of approximate $6.6 million, which were mainly incurred for the professional fee, fund raising costs, financial PR and underwriting fees in relation to the Nasdaq up-listing during the period.

Liquidity and Capital Resources

As of September 30, 2022, we had cash on hand of $20,261,881 as compared to $1,395,025 in prior period. The increase is mainly due to issuance of 10,000,000 shares in NASDAQ with the net proceed of $37,057,176 during the period. However, the increase was mitigated by the prepayment of WT Pay system development fee and payment of professional fees in relation to the NASDAQ up-listing.

Operating activities

As of September 30, 2022, cash used in operating activities is $18,447,262 for the period ended September 30, 2022 as compared to the cash flow used in operating activities of $2,451,061 in prior period, which was increased by approximately of $16.1 million. The increase was mainly due to prepayment of WT Pay system and payment of professional fees in relation to the NASDAQ up-listing during the period.

Investing activities

As of September 30, 2022, cash used in investing activities is $816,340 for the period ended September 30, 2022 as compared to the $138,124 in prior period. The increase was mainly due to addition of leasehold improvement of approximate of $0.65 million during the period.

Financing activities

Cash provided by our financing activities was $39,050,371 for the period ended September 30, 2022 as compared to cash used in financing activities of $357,770. The increase is mainly due to the 10,000,000 share issuance with the net proceeds from sales of common stock in the amount of $37,057,176 during the period.

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

With respect to the period ended September 30, 2022, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended September 30, 2022, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of September 30, 2022, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2022, the Company issued 25,000 shares of its common stock to certain service providers for services in connection with the public offering. The fair value of the share was $477,500. The issuance was exempt from registration in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended September 30, 2022.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended September 30, 2022, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated November 22, 2022	By:	/s/ Pijun, Liu
Pijun, Liu
Chief Executive Officer

/s/ Kean Tat, Che
Kean Tat, Che
Chief Financial Officer

