Form 10-K
period 2022-12-31
WeTrade Group Inc.
filed 2023-07-14
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

WETRADE GROUP INC
(Exact name of registrant as specified in its charter)

Wyoming	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 101, Level 1 Building 8, No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone People’s Republic of China 100020
(Address of principal executive offices) (Zip code)

+86-135-011-76409
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:

None

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

As of July 14, 2023, there were 1,054,530 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

WeTrade Group, Inc (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2022, the Company engages in the business of providing technical solutions via its social e-commerce platform and chatGPT technical services. We are committed to providing an international cloud-based intelligence system and have independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

We provide technology services to both individual and corporate users. Through Yueshang Information Technology (Beijing) Limited (“Yueshang Beijing”), we provide access to “YCloud” to our two customers, which are Zhuozhou Weijiafu Information Technology Limited (“Weijiafu”), a PRC technology company, which then provide “YCloud” services to individual and corporate micro-business owners and Changtongfu Technology (Hainan) Co Limited (“Changtongfu”), a PRC technology company, which then provide “YCloud” services to individual and corporate business owners in the hotel and travel industries.

The market for individual micro-business owners represents a potential of 330 million users by the year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms.

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

Yueshang Group (Hunan) Network Technology Limited (referred to herein as “Yueshang Hunan”) was incorporated in China in 2020 as a limited liability company and is in the business of providing software development, technical system support, and services. WeTrade Beijing is 100% owned by Yueshang Beijing.

WeTrade Digital Technology (Beijing) Limited (referred to herein as “WeTrade Beijing”), was incorporated in China on December 24, 2020 as a limited liability company and is in the business of providing software development, technical system support, and services. WeTrade Beijing is 100% owned by Yueshang Beijing.

Yueshang Technology Group (Zhuhai Hengqin) Limited (referred to herein as “Yueshang Zhuhai”), was incorporated in China in, 2020 as a limited liability company and is in the business of providing software development, technical system support, and services. Yueshang Zhuhai is 100% owned by Yueshang Beijing.

Tibet XiaoShang Technology Co Limited (referred to herein as “Tibet Xiaoshang”), was incorporated in China on July 29, 2021 as a limited liability company and is in the business of providing software development and technical system services. Tibet Xiaoshang is 100% owned by Yueshang Beijing,

Shanghai Yueshang Information Technology Limited (referred to herein as “Yueshang Shanghai”), was incorporated in China in, 2022 as a limited liability company and is in the business of providing software development, technical system support, and services. Yueshang Shanghai is 100% owned by Yueshang Beijing.

Reverse Split

The record date for the determination of shareholders entitled to consent to the 1 for 185 Reverse Split was May 2, 2023 (the “Record Date”). As of that date, we had pre-reverse split shares of 195,057,503 issued and outstanding shares of common stock with no par value. Each share of our common stock entitles the holder thereof to one vote on each matter that may come before a meeting or vote of our shareholders.

The Reverse Split was approved by the holders of a majority of our stock entitled to vote on May 9, 2023. The vote required to approve the Reverse Split was 50% of the shares entitled to vote plus one vote, a simple majority. The actual affirmative vote was 51.90% of the issued shares.

On May 19, 2023, we filed a Schedule 14C with Securities and Exchange Commission. The Reverse Split took effect on June 9, 2023.

Regulatory Permissions and Developments

Our counsel as to PRC law has advised us that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, companies operating in Hong Kong such as us may face similar regulatory risks as those operated in PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers likes ourselves.

We are aware that the PRC government initiated a series of regulatory actions and statements to regulate business operations in certain areas in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas using variable interest entity structure, adopting new measures to extend the scope of cybersecurity reviews, and expanding the efforts in anti-monopoly enforcement.

For example, on June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and hierarchical protection system for data security.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued a document to crack down on certain activities in the securities markets and promote the high-quality development of the capital markets, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over Chinese-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws.

On August 20, 2021, the 30th meeting of the Standing Committee of the 13th National People’s Congress voted and passed the “Personal Information Protection Law of the People’s Republic of China,” or “PRC Personal Information Protection Law,” which became effective on November 1, 2021. The PRC Personal Information Protection Law applies to the processing of personal information of natural persons within the territory of China that is carried out outside of China where (i) such processing is for the purpose of providing products or services for natural persons within China, (ii) such processing is to analyze or evaluate the behavior of natural persons within China, or (iii) there are any other circumstances stipulated by related laws and administrative regulations.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, replacing the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must undergo a cybersecurity.

On February 17, 2023, with the approval of the State Council, the China Securities Regulatory Commission (the “CSRC”) promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, and five supporting guidelines, which came into effect on March 31, 2023. Pursuant to the Trial Measures, (i) domestic companies that seek to offer or list securities overseas, both directly and indirectly, shall complete filing procedures with the CSRC pursuant to the requirements of the Trial Measures within three working days following their submission of initial public offerings or listing applications. If a domestic company fails to complete the required filing procedures or conceals any material fact or falsifies any major content in its filing documents, such domestic company may be subject to administrative penalties, such as an order to rectify, warnings and fines, and its controlling shareholders, actual controllers, the person directly in charge and other directly liable persons may also be subject to administrative penalties, such as warnings and fines; (ii) if the issuer meets both of the following criteria, the overseas offering and listing conducted by such issuer shall be deemed an indirect overseas offering and listing by a PRC domestic company: (A) 50% or more of any of the issuer’s operating revenue, total profit, total assets or net assets as documented in its audited consolidated financial statements for the most recent fiscal year were derived from PRC domestic companies; and (B) the majority of the issuer’s business activities are carried out in mainland China, or its main place(s) of business are located in mainland China, or the majority of its senior management team in charge of its business operations and management are PRC citizens or have their usual place(s) of residence located in mainland China. In such circumstances, where a PRC domestic company is seeking an indirect overseas offering and listing in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and where an issuer makes an application for an initial public offering or listing in an overseas market, the issuer shall submit filings with the CSRC within three business days after such application is submitted.

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and became effective on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. As of the date of this Report, the revised Provisions have come into effect. Any failure or perceived failure by our Company or our subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and anti-monopoly have not been listed in Annex III and do not apply directly to Hong Kong and, as such, we are advised by our counsel as to PRC law that that the CAC and CSRC do not currently have jurisdiction over companies operating in Hong Kong.

Our counsel as to PRC law has advised us that that we are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the OTCQB and the offering of our securities to foreign investors. The business of our subsidiary is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. To the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency as such PRC enforcement agency does not currently have jurisdiction over our Hong Kong operating subsidiary. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. We may be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the OTCQB, which may cause the value of our securities to significantly decline or become worthless.

In addition, in light of the recent statements and regulatory actions by the PRC government, such as those related to Hong Kong’s national security, the promulgation of regulations prohibiting foreign ownership of Chinese companies operating in certain industries, which are constantly evolving, and anti-monopoly concerns, we may be subject to the risks of uncertainty of any future actions of the PRC government in this regard including the risk that the PRC government could disallow our holding company structure, which may result in a material change in our operations, including our ability to continue our existing holding company structure, carry on our current business, accept foreign investments, and offer or continue to offer securities to our investors. These adverse actions could cause the value of our securities to significantly decline or become worthless.

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed public company operating primarily in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. Additionally, we are subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with being based in or having the majority of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. Furthermore, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on an U.S. or other foreign exchange.

The U.S. government, including the SEC, has recently made statements and taken certain actions that may lead to significant changes to U.S. and international relations, and will impact companies with connections to the United States or China (including Hong Kong). The SEC has issued statements primarily focused on companies with significant China-based operations. For example, on July 30, 2021, Gary Gensler, Chairman of the SEC, issued a Statement on Investor Protection Related to Recent Developments in China, pursuant to which Chairman Gensler stated that he has asked the SEC staff to engage in targeted additional reviews of filings for companies with significant China-based operations.

Implications of Holding Foreign Company Accountable Act

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Company Accountable Act, or the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Statement of Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The terms of the Statement of Protocol would grant the PCAOB complete access to audit work papers and other information so that it may inspect and investigate PCAOB-registered accounting firms headquartered in China and Hong Kong. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determinations that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Under the PCAOB’s rules, a reassessment of a determination under the HFCAA may result in the PCAOB reaffirming, modifying or vacating the determination. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities.

Transfers of Cash to and from Our Subsidiaries

WeTrade Group Inc. is a holding company with no operations of its own. We conduct our operations in China primarily through our subsidiaries in China. We may rely on dividends to be paid by our PRC subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

WeTrade Group Inc. is permitted under the Wyoming laws to provide funding to our subsidiaries in Singapore, Hong Kong and PRC through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. WeTrade Technology is also permitted under the laws of Hong Kong to provide funding to WeTrade Group Inc. through dividend distribution without restrictions on the amount of the funds.  As of the date of this annual report, there has been no distribution of dividends or assets among the holding company or the subsidiaries. We currently do not have any cash management policies in place.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in any future financing instruments.

Subject to the Wyoming Business Corporations Act and our bylaws, our board of directors may authorize and declare a dividend to shareholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Wyoming statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from WeTrade Group Inc. to WeTrade Technology or from WeTrade Technology to Wetrade Group Inc. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Current PRC regulations permit our PRC subsidiaries to pay dividends to WeTrade Technology only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Our Industry

Micro-businesses in China are the target customers for our product. The term micro-businesses not only refers to corporate companies, but also individuals. It includes all business owners engaged in sales and marketing based on social platforms. Micro-business first emerged when social platforms just started expanding in China, and microbusiness owners were usually individual users of social platforms who used the platform as a business tool. Gradually, the expansion of social platform gave birth to various independent brands and stores which flourished on various social platforms. These brands and stores are known as micro-business owners in today’s context. As the industry matured, traditional brands and major e-commerce players joined this market as well. Micro-business as a concept gained more trust among business owners and consumers, and more business owners tried to gain market shares through micro-business channels. One difficulty they face is the limitation of technology support. Our YCloud system not only opens up new resource for micro-business, but also helps remove the technical industry entry barrier for micro-business owners. The number of people running micro-businesses in China has increased from 60 million in 2019 to 260 million in 2022, which is estimated to further increase to 330 million in 2023.

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

We believe that YCloud is the first global micro-business cloud intelligent internationalization system. It conducts multi-channel data analysis through integrating big data and social recommendation relationships. It also provides users with AI fission and management systems and supply chain systems in order to reach a wider range of user groups. YCloud has four main functions and competitive advantages as follows:

•

Multiple integrated payment methods and payment analytics: the YCloud system provides micro-businesses and hotel owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount on the system is then directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners are able to offer multiple channels of payments to their customers, including Alipay, WeChat, and UnionPay. Meanwhile, YCloud assigns a bar code to merchandises that purchasers can then scan to pay, allowing purchasers to make payments both online and offline. This proprietary payment technology allows our customers to reduce labor costs and error rates, thus significantly improving data analysis.

9

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

Due to the impact of the COVID-19 outbreak in 2020, many companies, including businesses traditionally operating offline in a wide range of industries have opted for a micro-business model to build sales channels through online social platforms and expand business opportunities. As a result of the COVID-19 outbreak, consumer demand shifted, which forced business owners to expand to new markets and be present on multiple social platforms. Through continuous research on the micro-business industry, and its understanding of the relationship between people and social relationships on social platforms, YCloud develops new technology designed to meet the ever changing demand of micro-business owners across all industries as the following:

•	Team management: the YCloud system utilizes user marketing relationship tracking and CPS commission revenue management tools.

•	AI fission and management: using intelligent robots to analyze user behavior, data sharing, purchase history, and other data, the YCloud system provides tailored recommendations and displays. For example, the YCloud system connects users’ behavior across multiple apps and platforms and makes automatic recommendations based on its analysis.

•	Supply chain system integration: the YCloud system applies cross-platform resource integration technology. The integration allows the multi-channel output of high-quality products and creates a seamless connection between suppliers and customers. The YCloud provides a complete supply chain system integrating supply, sales, finance, and service.

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

We derive our revenue from service fees charged for transactions conducted through YCloud. We receive 2%-3.5% of the total Gross Merchandise Volume (“GMV”) generated in the platform as a service fee through our agreement with both Weijiafu and Changtongfu, depending on the type of service and industry. Gross Merchandise Volume is a term used in online retailing to indicate a total sales monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally settle the service fee with Weijiafu and Changtongfu within the first ten days of each calendar month.

Competition

The global E-commerce SaaS industry is still growing and is in its early stage of development. We may compete against businesses in varied sectors, many of which are larger than our Company and have a dominant and secure position in other industries or offer other goods and services to consumers and merchants which we do not. However, most of our competitors only have individual areas of overlap with one of our core areas, including E-commerce SaaS, Store SaaS, Cloud Service, Integrated Payment Service, and Advertising Service, but none compete at all levels.

The YCloud technology possesses several competitive advantages as the following:

User marketing relationship tracking. This function is dedicated to shaping users' own private domain traffic, turning users into sharers, and reach more potential users with existing users.

Community AI fission and management. YCloud is a cloud intelligence system that allows all users to have socializing functions, such as group management, group fission, targeted advertising. YCloud independently researches and develops intelligent robots that can share products with users on a regular basis.

Supply chain system. YCloud aggregates the resources of actual users of system and categorizes them into four sections: mall CPS, financial CPS, local life, and preferred mall. YCloud then shares the pooled resources to all users to strengthens the value of individual users' own merchandise and services, and allows users to provide more possibilities to their consumers.

Payment scenario function. YCloud system provides micro-business owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Using YCloud’s technology support, the micro-business owners offer multiple channels of payments to their customers.

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

Our Growth Strategy

Our ability to grow revenue is affected by, among other things, our ability to innovate and introduce new products and services that merchants and consumers value, consumer spending patterns, the expansion of multiple commerce channels, the growth of mobile devices and micro-business and consumer applications on those devices, the growth of consumers globally with internet and mobile access, the pace of transition from cash and checks to digital forms of payment, and our share of the digital payments market. Our strategy to drive growth in our business includes the following:

•

Growing our core business: the number of people running micro-businesses in China has increased from 60 million in 2019 to 260 million in 2022, which is estimated to further increase to 330 million in 2023. (Source: https://wenku.baidu.com/view/1ff2df18ba4cf7ec4afe04a1b0717fd5370cb2cf.html,2/22/2021). Through expanding our global capabilities, user base and scale, addressing YCloud users’ everyday needs related to accessing, managing, and moving money, and expanding the adoption of our solutions by micro-business and consumers; we expect to grow significantly.

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

Copyright

We own the following copyrights through our subsidiaries, as noted below:

Copyright Number	Issue Date	Category	Copyright Name	Issue Country
2020SR0413838	2020/05/07	Software	WePay System V1.0	China
2020SR0318464	2020/04/09	Software	Yueshang Social E-commerce Revenue Management System	China
2020SR1899615	2020/12/25	Software	Changtongfu Revenue Management System V1.0	China
2020SR1918178	2020/12/30	Software	Zhinengfu Revenue Management System V1.0	China
2021SR0044549	2021/01/08	Software	Micro-business Cloud Intelligent System V1.0	China

Trademarks

We own the following trademark through our subsidiaries:

Trademark Number	File Date	Issue Date	Expiration Date	Trademark Name	Issue Country
40201910637S	2019/05/16	2019/06/09	2029/05/16		Singapore

Domain

We have the right to use the following domain registration issued in the PRC:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name

1	2019/09/12	2023/09/12	Alibaba Cloud Computing (Beijing) Co., Ltd.	wetradegroup.net
2	2020/09/18	2023/09/18	Alibaba Cloud Computing (Beijing) Co., Ltd.	ycloud.online
3	2020/03/04	2024/03/04	Alibaba Cloud Computing (Beijing) Co., Ltd.	yueshang.co
4	2020/05/15	2024/05/25	Alibaba Cloud Computing (Beijing) Co., Ltd.	wetg.group
5	2019/07/22	2023/07/22	Alibaba Cloud Computing (Beijing) Co., Ltd.	Wetrade.tech
6	2020/12/30	2023/12/31	Alibaba Cloud Computing (Beijing) Co., Ltd.	Xiaoshang.tech

Our Employees

As of the date hereof and in the fiscal year 2022, we have, 35 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Operating	8
Technology	14
Human Resource	2
General and Administrative	3
Financial Department	5
Strategic Department	3

Total	35

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

Insurance

We maintain certain insurance policies to safeguard us against risks and unexpected events. For example, we provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees in compliance with applicable PRC laws. We do not maintain business interruption insurance or product liability insurance, which are not mandatory under PRC laws. We do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During the fiscal years 2022 and 2021, we did not make any material insurance claims in relation to our business.

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

Regulations on Overseas Listings

On  February 17, 2023, CSRC promulgated the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Enterprises (the “Trial Measures”), which became effective on March 31, 2023. On the same date, the CSRC circulated Supporting Guidance Rules No. 1 through No. 5, Notes on the Trial Measures, Notice on Administration Arrangements for the Filing of Overseas Listings by Domestic Enterprises and relevant CSRC Answers to Reporter Questions (collectively, the “Guidance Rules and Notice”) on the CSRC’s official website. Pursuant to the Trial Measures, PRC domestic enterprises that have submitted valid applications for overseas offerings and listing but have not obtained the approval from the relevant overseas regulatory authority or overseas stock exchanges shall complete filings with the CSRC prior to their overseas offerings and listings.

According to the Notice on the Administrative Arrangements for the Filing of the Overseas Securities Offering and Listing by Domestic Companies from the CSRC, or “the CSRC Notice”, the domestic companies that have already been listed overseas before the effective date of the Trial Measures (namely, March 31, 2023) shall be deemed as existing issuers (the “Existing Issuers”). Existing Issuers are not required to complete the filing procedures immediately, and they shall be required to file with the CSRC for any subsequent offerings.

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions on Strengthening Confidentiality and Archives Administration for Overseas Securities Offering and Listing, which were issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009, or the “Provisions.” The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies”, and came into effect on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is expanding their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities including securities companies, securities service providers and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities including securities companies, securities service providers and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations.

In August 2006, six PRC regulatory authorities, including the CSRC, jointly adopted the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, amended in June 2009. The M&A Rules, among other things, require that if an overseas company established or controlled by PRC companies or individuals, or PRC Citizens, intends to acquire equity interests or assets of any other PRC domestic company affiliated with the PRC Citizens, such acquisition must be submitted to the MOFCOM for approval. The M&A Rules also require that an Overseas SPV formed for overseas listing purposes and controlled directly or indirectly by the PRC Citizens shall obtain the approval of the CSRC prior to overseas listing and trading of such Overseas SPV’s securities on an overseas stock exchange.

Our PRC legal counsel, Beijing DOCVIT Law Firm, has advised us that, based on its understanding of the current PRC laws and regulations, our corporate structure and arrangements are not subject to the M&A Rules. However, our PRC legal counsel has further advised us that there are substantial uncertainties as to how the M&A Rules will be interpreted or implemented in the context of an overseas offering, and its opinions summarized above are subject to any new laws, rules and regulations or detailed implementations and interpretations in any form relating to the M&A Rules.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “WETG”. The following table sets forth, for the periods indicated since then, the high and low closing prices of our common stock on the Nasdaq Capital Market as reported by Yahoo Finance.

	High bid	Low bid
Fiscal Year 2023
June 30, 2023 (from June 9, 2023, post-reverse stock split)	$23.16	$6.75
March 31, 2023	$0.79	$0.25

Fiscal Year 2022
December 31, 2022	$1.77	$0.23
September 30, 2022 (from July 19, 2022)	$50.50	$0.71

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of June 30, 2023 was $9.29 per share. As of June 30, 2023, we had approximately 400 shareholders of record for our common stock.

Transfer Agent

The transfer agent for our common stock is Globex Transfer LLC. The transfer agent’s telephone number and address is (813) 344-4490 and 780 Deltona Blvd, Deltona, FL 32725.

Holders

As of the close of business on December 31, 2022, there were approximately 396 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2022, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

As of December 31, 2022, there were no recent sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2022.

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

Change of Officer and Director

On August 12, 2022, Mr. Zhuo Li tendered his resignation as a director and the Chief Operation Officer, effective August 12, 2022. On August 12, 2022, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Ms. Grace Li was appointed as a director of the Company, effective August 12, 2022.

On October 13, 2022, the Board of Directors, Nominating Committee and Compensation Committee approved the appointment of Mr. Hanfeng Li as the Vice President of Wetrade Group Inc. (the “Company”), effective October 13, 2022.

On November 29, 2022, Mr. Kean Tat Che tendered his resignation as a director and the Chief Financial officer, and Mr. Hung Fai Choi tendered his resignation as a director of the Company, effective November 29, 2022. On the same day, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Ms. Annie Huang was appointed as the Chief Financial Officer of the Company, effective November 29, 2022.

On December 21, 2022, Mr. Zheng Dai tendered his resignation as chairman of the board, and Mr. Pijun Liu tendered his resignation as the chief executive officer and a director, effective December 21, 2022. On the same day, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Mr. Hechun Wei was appointed as the Chief Executive Officer of the Company, and Mr. Biming Guo was appointed as the chairman of the board of the Company, effective December 21, 2022.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal years ended December 31, 2022 and 2021.

Results of Operations for the fiscal years ended December 31, 2022 and 2021

	For the year ended December 31, 2022	For the year ended December 31, 2021
Revenue:
Service revenue, non-related party	$10,803,232	$9,734,966
Service revenue, related party	868,103	4,646,329
	11,671,335	14,381,295
Cost of Revenue	(9,695,290)	(2,681,939)
Gross Profit	1,976,045	11,699,356
Operating Expenses:
General and Administrative	(11,843,048)	(5,705,063)
Operations Profit	(9,867,003)	5,994,293
Other income	636,934	303,665
Income before income tax	(9,230,069)	6,297,958
Income tax income/ (expenses)	82,654	(1,122,283)
Net (Loss)/ Income	$(9,147,415)	$5,175,675

Revenue from Operations

For the fiscal year ended December 31, 2022 and 2021, total revenue was $11,671,335 and $14,381,295, respectively. The decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in Ycloud system under the outbreak of the coronavirus disease during the year. Service revenue from third party were $10,803,232 (2021: $9,734,966) and service revenue from related party were $868,103 (2021: $4,646,329) for the year ended December 31, 2022. The system services fees are collected through from end users of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	2022	2021
	US$	US$
Non-related party	327,183,593	292,177,817
Related party	26,291,122	139,359,179
Total:	353,474,715	431,536,996

Cost of revenue

Cost of revenue is mainly consists of staff payroll, PRC central provident fund (“CPF”) and other staff benefits, the increase is mainly due to more technical development service costs were incurred for the system development during the year.

General and Administrative Expenses

For the fiscal year ended December 31, 2022 and 2021, general and administrative expenses were $11,843,048 and 5,705,063, respectively. The increase is mainly due to increase is mainly due to professional fee, fund raising costs, financial PR and underwriting fees were incurred for the Nasdaq up-listing during the year.

Net Income/ (loss)

As a result of the factors described above, there was a net loss of $9,147,415 and net income of $5,175,675 for the fiscal year ended December 31, 2022 and 2021, respectively, the increase in loss is mainly due to decrease in revenue and more expenses were incurred for system development and professional fee incurred for Nasdaq up-listing during the year.

Liquidity and Capital Resources

The following chart provides a summary of our balance sheets for the fiscal years ended December 31, 2022 and 2021, it should be read in conjunction with the financial statements, and notes thereto.

	2022	2021
Cash and Cash equivalents	$20,025,495	$616,593
Receivables	7,377,801	9,230,865
Loan receivable	1,614,841	3,798,130
Other receivables, deposit and prepayments	15,366,488	3,062,868
Property and equipment, net	992,445	395,353
Amortised expenses, net	828,983
Intangible asset	23,188	37,765
Right of use assets	-	2,328,950
Total assets	$46,229,241	$19,470,524
Account payable and accrued expenses	723,648	279,219
Tax payable	128,979	711,841
Lease liability	-	2,538,340
Amount due to related parties	1,291,296	1,105,532
Other liabilities	2,365,808	306,270
Total liabilities	$4,509,731	$4,941,202
Total stockholders’ equity	$41,719,510	14,529,322

As of December 31, 2022, we had total assets of $46,229,241, which mainly consisted of $20,025,495 in cash, $8,992,642 in receivables and loan receivables, $1,821,428 in amortised expenses, property and equipment, and $15,366,488 in other receivables, deposit and prepayments; we had total liabilities of $4,509,731 which consisted of $723,648 in accounts payables & accrued expenses, $1,291,296 in amount due to related parties and $2,365,808 in other liabilities; we had total stockholders’ equity of $41,719,510.

Operating activities

Our continuing cash flow used in operating activities is $17,608,419 for the fiscal years ended December 31, 2022 as compare to the cash flow provided by operating activities of $3,753,384 in prior year, which was increased by approximately of $14.1 million. The increase were mainly due to prepayment of WT Pay System and payment of professional fees in relation to the Nasdaq up-listing.

Investing activities

Our continuing cash flow provided by investing activities is $493,954 for the fiscal years ended December 31, 2022 as compare to the cash flow used in investing activities of $1,028,322 in prior year. The increase was mainly due to loan repayment receipts of $2.1 million and which were partially offset by the addition of property and equipment of $1.5 million during the year.

Financing activities

Cash provided by our financing activities was $37,720,440 for the year ended December 31, 2022 as compare to the net cash provided by financing activities of $689,031, which was increased by approximately of $37.1 million. The increase is mainly due to 10,000,000 share issuance with the net proceeds from sales of common stock in the amount of $37,534,676 during the year.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2022, and 2021 are set forth on pages F-1 to F-13 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2022, we did not maintain effective internal control over financial reporting.

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

ITEM 9A. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Hechun Wei	43	Chief Executive Officer (Principal Executive Officer)
Annie Huang	48	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Hanfeng Li	42	Vice President
Grace Li	43	Independent Director
Biming Guo	51	Independent Director, Chairman of the Board, and Chair of Audit Committee Chair
Daxue Li	53	Independent Director and Chair of Compensation Committee Chair
Yuxing Ye	45	Independent Director and Chair of Nominating Committee Chair
Ning Qin	43	Independent Director

Background of Directors and Executive Officers

Hechun Wei, Chief Executive Officer

Mr. Hechun Wei served as executive director and general manager for Shanghai Dazhiruoyu Informational Technology Limited since June 2021 and for Dazhiruoyu Information Technology (Hainan) Limited since September 30, 2022, where he was responsible for business strategies and development of China commerce retail business, digital media and entertainment business. He was also the chief operation officer of Nova Group Limited (HKEX 1360), a cultural entertainment and exhibition investment company, from January 2019 to September 2022, where he was responsible for daily business operations of the company and capital market matters. From March 2018 to October 2018, he served as the general counsel to CNI Securities Group (China), where he was responsible for expanding the company business to inland China and providing legal services. From April 2014 to March 2018, Mr. Wei was the general manager of Shanghai Jinyi Cultural Communication Limited, in charge of the company’s daily operation. Ms. Huang graduated with a bachelor’s degree in Law major at Anhui University.

Annie Huang, Chief Financial Officer

Ms. Annie Huang has two decades of experience serving as chief financial officers for companies in multiple industries, including convention and exhibition industry, fund management industry and real estate industry. She has also held senior management positions in many companies. She is the Chief Financial Officer of NOVA Group Holding Limited (Shanghai) since November 2018, where she oversees compliance work in public listing and auditing matters. Ms. Huang was the Chief Financial Officer of Shanghai Kaiqi Real Estate Investment Consulting Co. in 2017. She also worked as the deputy chief financial officer of Shanghai Kuailu Investment Group Co. from April 2015 to October 2016. Her responsibilities as a chief financial officer included merge and acquisition activities, capital raising, maintaining effective control of internal financial management protocols, and designing cash flow plan for the companies. She holds a CMA certificate and mutual fund practice certificate. Ms. Huang graduated with a bachelor’s degree in Economy major at Fudan University in 1997.

Hanfeng Li, Vice President

Mr. Hanfeng Li has held senior management positions in many companies, such as Tencent, at which he has been working since 2012. He served as the Senior Manager of Tenpay between 2013 and 2015, and Business Manager at WeChatPay Product Department from 2013 to 2016. He had been engaged in the development of various payment products, including WeChat Pay, QQ Wallet and Tenpay. His responsibilities at Tencent included designing industrial strategies, devising business expansion proposal, modeling financial service tools, and working with major banks in China to develop client relationships. Prior to joining Tencent, Mr. Li worked as a senior client manager at Ali Pay from 2010 to 2012.

Grace Li, Independent Director

Ms. Grace Li, age 43, has been engaged in the marketing and platform operating for technology companies for more than 20 years. She has held senior management positions in many companies. She is the Chief Executive Officer of Newbanla Technology Service Pty Ltd. in Australia since July 2022. Ms. Li was the Marketing Manager of Shanghai Boku Internet Technology Ltd. between January 2016 and April 2021 and has served various positions with the company since 2007. Her responsibilities at Shanghai Boku Internet Technology Ltd.  include the expansion of marketing channels, supplier development and managing marketing department budget and maintenance and product manufacturing. She is also actively engaged in industrial events held by the associations in the industry. Ms. Li graduated with a bachelor degree in Internal Economic and Trade major at Shanghai Jiaotong University in 2004.

Biming Guo, Independent Director, Chairman of the Board, Chair of Audit Committee and member of Compensation Committee

Mr. Biming Guo has served as a director for the company since April 2021, and has over 25 years of experience as a CPA in M&A, investment and finance. Mr. Guo now serves as the Accountant-in-Chief and Legal Representative at Jinchengfeng (Xiamen) CPA, an accounting firm in China, where he manages a team of 20 people, focusing on various NEEQ and IPO projects, as well as internal control and tax management counseling. Between April 2016 and April 2018, Mr. Guo was a Senior Auditor at Zhongxincai Guanghua CPA LLP in Beijing, China, where he spearheaded various NEEQ, IPO, internal control and tax management counseling projects. Between July 2014 and March 2016, Mr. Guo was a Project Manager at Founder Securities Co., Ltd, where he served as a financial consultant, responsible for analyzing and performing due diligence on various major assets in underwriting, restructuring, and M&A projects. Mr. Guo started his career in 1996 at Ji’an Developmental Bank, where he served for over a decade in credit risk management. Mr. Guo graduated from Nanchang University in China with a bachelor’s degree. He has been a CPA since 2004, a Certified Tax Agent since 2005, and a licensed attorney since 2010.

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

Board of Directors

We currently have a board of directors consisting of six members, a majority of whom are “independent” as defined in Nasdaq Rule 5605. We expect that all current directors will continue to serve after this offering. The directors will be re-elected at our annual general meeting of shareholders.

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

Audit Committee

Our Audit Committee consists of Biming Guo (Chair), Daxue Li, and Yuxing Ye. Each member of the Audit Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. Our Audit Committee Financial Expert is Biming Guo who qualifies as an “audit committee financial expert” within the meaning of the SEC rules and possesses financial sophistication within the definition of the Listing Rules of the Nasdaq Stock Market. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

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

Nominating Committee

Our Nominating Committee consists of Yuxing Ye (Chair), Daxue Li, and Ning Qin. Each member of the Nominating Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. The nominating committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating Committee will be responsible for, among other things:

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

Board Diversity

The Board of Directors does not have a formal policy with respect to Board nominee diversity. In recommending proposed nominees to the Board of Directors, the Nominating Committee is charged with building and maintaining a board that has an ideal mix of talent and experience to achieve our business objectives in the current environment. In particular, the Nominating Committee is focused on relevant subject matter expertise, depth of knowledge in key areas that are important to us, and diversity of thought, background, perspective and experience so as to facilitate robust debate and broad thinking on strategies and tactics pursued by us.

The following table provides certain information regarding the diversity of our Board of Directors as of the date of this annual report.

Board Diversity Matrix (As of the date of this annual report)
Country of Principal Executive Offices:	China
Foreign Private Issuer	No
Disclosure Prohibited Under Home Country Law	No
Total Number of Directors	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	1	4	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	—
LGBTQ+	—

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2022 and 2021, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$2,000 (the “named executive officers”).

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)	All Other Compensation ($)	Total($)
Zheng Dai	2022	96,000	-	-	-	96,000
Chairman (as of December 21, 2022)	2021	80,000	-	-	-	80,000
Liu Pijun	2022	96,000	-	-	-	96,000
CEO (as of December 21,2022)	2021	80,000	-	-	-	80,000
Hechun Wei	2022	2,000	-	-	-	2,000	(1)
CEO	2021	-	-	-	-	-
Kean Tat Che	2022	55,000	-	-	-	55,000
CFO (as of November 29, 2022)	2021	50,000	-	-	-	50,000
Annie Huang	2022	4,000	-	-	-	4,000	(1)
CFO and Secretary	2021	-	-	-	-	-
Hanfeng Li	2022	16,700	-	-	-	16,700	(1)
	2021	-	-	-	-	-
Zhuo Li	2022	31,000	-	-	-	31,000
COO (as of August 12, 2022)	2021	50,000	-	-	-	50,000

(1)

Such amounts were accrued based on their appointment date in 2022. Mr. Hechun Wei was appointed as the CEO of the Company on December 21, 2022 and Ms. Annie Huang was appointed as the CFO of the Company on November 29, 2022. Mr. Hanfeng Li was appointed as the Vice President of the Company on October 13, 2022.

Employment Agreements

Our employment agreements with our officers generally provide employment for a specific term and set annual salaries, health insurance, pension insurance, paid vacation, and family leave time. The agreement may be terminated by either party as permitted by law.

We have entered into an employment agreement with each of Biming Guo, our Chairman, and Hechun Wei, our Chief Executive Officer, effective from December 21, 2022 through December 20, 2026.

Under the terms of the agreements, Messrs. Guo and Wei are entitled to receive a monthly salary of $2,000 respectively, effective from December 21, 2022, plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

We have also entered into an employment agreement with Annie Huang, our Chief Financial Officer, effective from November 29, 2022 through November 28, 2026.

Under the terms of the agreements, each of Messrs. Huang is entitled to receive a monthly salary of $2,000, effective from November 29, 2022, and plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

Director Compensation

On September 1, 2020, we entered into a service contract with each of our independent directors Daxue Li, Yuxing Ye and Ning Qin. The contracts have a term of two years commencing September 1, 2020 and we agree to pay $2,000 per month commencing March 1, 2021 plus one month’s additional payment by the end of each year.

On April 19, 2021, we entered into a service contract with our independent director Biming Guo. The contract has a term of two years commencing April 19, 2021 and we agree to pay $2,000 per month commencing April 19, 2021 plus one month’s additional payment by the end of each year.

On August 12, 2022, we entered into a service contract with our independent director Grace Li. The contract has a term of two years commencing August 12, 2022 and we agree to pay $2,000 per month commencing August 12, 2022 plus one month’s additional payment by the end of each year.

For the years ended December 31, 2022 and 2021, we did not compensate our executive directors for their services other than to reimburse them for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. For the year ended December 31, 2022, a total of $4,000 were accrued for each of our executive director Grace Li, and a total of $96,000 were accrued for our independent director Biming Guo, Daxue Li, Yuxing Ye and Ning Qin.  The parties agreed that the compensation payment to be deferred until the launching of WTpay project of the Company.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares of common stock beneficially owned by a person listed below and the percentage ownership of such person, common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this prospectus are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of our Company at No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone, Beijing, People Republic of China. As of the date hereof, we have approximately 400 shareholders of record.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock(1)	Percentage Ownership of Common Stock(2)
Directors and Named Executive Officers:
Biming Guo	-	-
Daxue Li	-	-
Yuxing Ye	-	-
Grace Li	-	-
Hung Fai Choi	-	-
Ning Qin	-	-
Hechun Wei	-	-
Annie Huang	-	-
Hanfeng Li	-	-
All executive officers and directors as a group (9 persons)		-

5% or Greater Shareholders
Future Science and Technology Co Ltd(3)	282,650	26.81%
Aishangyou Limited(4)	265,055	25.14%

*Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Calculation based on 1,054,530 shares of common stock issued and outstanding as of the date of this report.

(3)	Zheng Dai has sole voting and dispositive power over the shares held by Future Science and Technology Co Ltd.

(4)	Shufeng Zang, a non-affiliate of the registrant, has sole voting and dispositive power over the shares held by AiShangYou Limited.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As reported on our Form 8-K filed May 15, 2023, we had a change of auditor from TAAD LLP to Grant Assentsure PAC for the fiscal year ended December 31, 2022.

The Audit Committee has ratified Assentsure PAC, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2022. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our shareholders.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2021	$95,000	$0	$8,000	$30,000	$133,000
2022	$235,000	$0	$12,000	$43,500	$290,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at December 31, 2022 and 2021

•	Consolidated Statements of Operations for the year ended December 31, 2022 and 2021

•	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022 and 2021

•	Consolidated Statements of Cash Flows for the year ended December 31, 2022 and 2021

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on April 3, 2023)

3.2	Second Amended By-Laws (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on April 3, 2023)

10.1

Employment Agreement between Wetrade Group Inc. and Hechun Wei, dated December 21, 2022 (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 21, 2022)

10.2

Employment Agreement between Wetrade Group Inc. and Annie Huang, dated November 29, 2022 (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 2, 2022)

10.3	Employment Agreement with Hanfeng Li dated October 10, 2022 (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on October 18, 2022)

10.4	Service Contract by and between the Registrant and Daxue Li (Incorporated herein by reference to WeTrade Group Inc’s Registration Statement on Form S-1/A filed with the SEC on June 9, 2021)

10.5	Service Contract by and between the Registrant and Yuxing Ye (Incorporated herein by reference to WeTrade Group Inc’s Registration Statement on Form S-1/A filed with the SEC on June 9, 2021)

10.6	Service Contract by and between the Registrant and Ning Qin (Incorporated herein by reference to WeTrade Group Inc’s Registration Statement on Form S-1/A filed with the SEC on June 9, 2021)

10.7

Technical Principal Agreement between Zhuozhou Weijiafu Information Technology Limited and the Company (Incorporated herein by reference to WeTrade Group Inc’s Registration Statement on Form S-1 filed with the SEC on April 6, 2021)

10.8

Technical Principal Agreement between Changtongfu Technology (Hainan) Co Limited and the Company (Incorporated herein by reference to WeTrade Group Inc’s Registration Statement on Form S-1/A filed on June 9, 2021)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements of WeTrade Group Inc for the year ended December 31, 2022 and 2021 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

_______________

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated: July 14, 2023	By:	/s/ Hechun Wei
Hechun Wei Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 14, 2023	By:	/s/ Annie Huang
Annie Huang
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WeTrade Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WeTrade Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Assenture PAC

We have served as the Company’s auditor since 2023.

Assentsure PAC

Singapore

July 14, 2023

PCAOB ID Number 6783

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WeTrade Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WeTrade Group, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and the related statements of operations, of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2021. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD LLP

We have served as the Company’s auditor from 2019 to 2023.

Diamond Bar, California

April 14, 2022

PCAOB ID Number 05854

WETRADE GROUP INC

CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)	As of December 31, 2022	As of December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$20,025,495	$616,593
Accounts receivable- non related parties, net	6,828,195	5,627,463
Account receivable- related parties, net	549,606	3,603,402
Loan receivable	1,614,841	3,798,130
Other receivables	50,839	30,147
Prepayments	3,160,932	2,760,658
Prepayments- related parties	1,914,515	-
Total Current Assets	34,144,423	16,436,393
Non-Current Assets:
Prepayments	10,000,000	-
Amortised expenses, net	828,983
Property and equipment, net	992,445	395,353
Right of use assets	-	2,328,950
Intangible asset, net	23,188	37,765
Other receivable	240,202
Rental deposit- related party	-	272,063
Total Non-Current Assets	12,084,818	3,034,131
Total Assets:	$46,229,241	$19,470,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	$143,917	$7,710
Account payables- related parties	281,136	54,436
Accrued expenses	298,595	217,073
Tax payables	128,979	711,841
Amount due to related parties	1,291,296	1,105,532
Lease liabilities, current	-	596,098
Other payables	2,365,808	306,270
Total Current Liabilities	4,509,731	2,998,960
Non-current liabilities:
Lease liabilities, non-current	-	1,942,242
Total Liabilities	4,509,731	4,941,202

Stockholders’ Equity:
Common Stock; no par value; 195,057,503 issued and outstanding at December 31, 2022 and 305,451,498 issued and outstanding at December 31, 2021*	-	-
Additional Paid in Capital	43,732,196	6,197,520
Accumulated other comprehensive income	(298,576)	898,497
(Accumulated Deficits)/ Retained Earnings	(1,714,110)	7,433,305
Total Stockholders’ Equity	41,719,510	14,529,322

Total Liabilities and Stockholders’ Equity	$46,229,241	$19,470,524

*Share and per share amounts have been adjusted to reflect the decreased number of shares resulting from a cancellation of shares.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

Consolidated Statements of Operations and Comprehensive Income

	For the year ended December 31, 2022	For the year ended December 31, 2021
Revenue:
Service revenue, non-related party	$10,803,232	$9,734,966
Service revenue, related party	868,103	4,646,329
	11,671,335	14,381,295
Cost of Revenue	(9,695,290)	(2,681,939)
Gross Profit	1,976,045	11,699,356
Operating Expenses:
General and Administrative	(11,843,048)	(5,705,063)
Operations (Loss)/ profit	(9,867,003)	5,994,293
Other income	636,934	303,665
(Loss)/ Income before income tax	(9,230,069)	6,297,958
Income tax income/ (expense)	82,654	(1,122,283)
Net (Loss)/Income	$(9,147,415)	$5,175,675
Other Comprehensive Income
Foreign currency translation adjustment	(1,197,073)	319,762
Comprehensive (Loss)/ Income	(10,344,488)	5,495,437

Net (loss)/ income per share - basic and diluted	$(0.04)	$0.02
Weighted average number of shares outstanding*; Basic and Diluted	223,259,181	305,451,498

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a share cancellation and issuance of new shares.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

Consolidated Statements of Changes in Stockholders’ Equity

	Common Share		Additional Paid in Capital	Retained Earnings	Accumulated Other comprehensive	Total Shareholder
	Shares*	Amount	Amount	/(Accumulated Deficits)	income	Equity
Balance as of December 31, 2020	305,451,498	-	6,057,520	2,257,630	578,735	8,893,885
Related party payable forgiveness	-	-	140,000	-	-	140,000
Foreign currency translation adjustment	-	-	-	-	319,762	319,762
Net income for the year	-	-	-	5,175,675	-	5,175,675
Balance as of December 31, 2021	305,451,498	-	6,197,520	$7,433,305	$898,497	$14,529,322
Share cancellation	(120,418,995)	-	-	-	-	-
Sale of common shares, net of fees	10,000,000	-	37,057,176	-	-	37,057,176
Stock compensation	25,000	-	477,500	-	-	477,500
Foreign currency translation adjustment	-	-	-	-	(1,197,073)	(1,197,073)
Net loss for the year	-	-	-	(9,147,415)	-	(9,147,415)
Balance as of December 31, 2022	195,057,503	$-	43,732,196	$(1,714,110)	(298,576)	$41,719,510

*Share and per share amounts have been adjusted to reflect the decreased number of shares resulting from a share cancellation and new share issuances.

The accompanying notes are an integral part of these financial statements.

WETRADE GROUP INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	For the year ended December 31, 2021
		Reclassification
Cash Flows from Operating Activities:

Net (Loss)/ Income	$(9,147,415)	$5,175,675
Adjustment to reconcile net income to cash flows from operating activities:
Depreciation expenses	263,260	23,353
Amortization of intangible assets	14,577	12,519
Forgiveness of related party debt	-	140,000
Changes in Operating Assets and Liabilities:
Account receivables	(1,200,732)	(2,910,665)
Account receivables- related parties	2,813,594	(3,558,398)
Other receivables	251,371	244,749
Prepaid expenses	(10,400,274)	(2,926,541)
Prepaid expenses- related parties	(1,914,515)	-
Account payable	136,207	(910)
Account payable- related parties	226,700	51,031
Accrued expenses	81,522	(52,178)
Tax payables	(582,862)	(177,836)
Other payables	2,059,538	250,870
Lease liabilities	(2,538,340)	(585,253)
Right of use assets	2,328,950	560,200
Net cash flows used in operating activities:	(17,608,419)	(3,753,384)

Cash flow from Investing activities:
Loan receivable	2,183,289	(611,210)
Amortised expenses	(995,775)
Office equipment	(693,560)	(417,112)
Net cash flows provided by/(used in) investing activities:	493,954	(1,028,322)

Cash flow from financing activities:
Proceeds from issuance of common stock	37,534,676	-
Related party loan	185,764	689,031
Net cash provided by financing activities:	37,720,440	689,031

Effect of exchange rate changes on cash	(1,197,073)	68,665

Change in Cash and Cash Equivalents:	19,408,902	(4,024,010)

Cash and Cash Equivalents, Beginning of Period	616,593	4,640,603

Cash and Cash Equivalents, End of Period	$20,025,495	$616,593

NON-CASH FINANCING TRANSACTION
Forgiveness of related party payable	$-	$140,000

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$480,528

The accompanying notes are an integral part of these financial statements.

WeTrade Group Inc

Notes to Consolidated Financial Statements

December 31, 2022

NOTE 1. NATURE OF BUSINESS

Organization

WeTrade Group, Inc was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2022, the company is in the business of providing technical services and solutions via its social e-commerce platform and chatGPT technical services. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud.” Our goal is to provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis.

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

The market of individual micro-business owners represents a potential of 330 million users by the year of 2023. YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Singapore. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms.

The main functions of the YCloud system are assisting users to manage its marketing relationships, CPS commission profit management, multi-channel data statistics, AI fission and management, and improved supply chain systems.

Currently, YCloud serves the micro business industry which include tourism, hospitality, medical beauty and traditional retail industries.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued and Adopted Financial Accounting Standards

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current U.S. GAAP. ASU 2016-02 requires a lessee to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The new guidance also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. The Company adopted the new standard effective January 1, 2022, using a modified retrospective approach and electing to use the package of practical expedients permitted under the transition guidance, which allows for the carry forward of historical lease classification for existing leases on the adoption date and does not require the assessment of existing lease contracts to determine whether the contracts contain a lease or initial direct costs. Prior periods were not retrospectively adjusted.

The Company did not have any finance lease liabilities as of the adoption date. There was no cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2022. Adoption of this new guidance did not have a material impact on the consolidated statements of operations or cash flows.

Accounting Standards Effective in Future Periods

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-03”).” The amendments in this update introduce a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Subsequent to the initial standards, the FASB has also issued several ASUs to clarify specific topics. ASU 2016-13 is effective for the Company’s fiscal year beginning January 1, 2023. The Company does not expect the implementation of ASU 2016-13 to have a material impact on consolidated financial statements.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

As of December 31, 2022, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable
Name of Company	incorporation	equity interest %
Utour Pte Ltd	Singapore	100%
WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%
Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”	P.R.C	100%
Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”)	P.R.C	100%
WeTrade Digital Technology (Beijing) Limited	P.R.C	100%
Yueshang Technology Group (Zhuhai Hengqin) Limited	P.R.C	100%
Tibet XiaoShang Technology Co Limited (“Tibet Xiaoshang”)	P.R.C	100%
Shanghai Yueshang Information Technology Limited	P.R.C	100%

Consolidation

The Company’s consolidated financial statements include the financial statements of the Group and subsidiaries. All transactions and balances among the Group and its subsidiaries have been eliminated upon consolidation.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include the allowance for doubtful accounts, useful lives of intangible asset, valuation of deferred tax assets, and certain accrued liabilities such as contingent liabilities.

Fair Value Measurements

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

Concentrations of Credit Risk, Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company does not record the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2022 and 2021, accounts receivable from two main customers amounted to $7,377,801 and $9,230,865 respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Singapore, Hong Kong, and PRC are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance.

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to December 31, 2022.

	Year ended December 31,
	2022	2021

RMB: US$ exchange rate	6.9	6.36

The balance sheet amounts, with the exception of equity, December 31, 2022 and December 31, 2021 were translated at 6.9 RMB and 6.36 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended December 31, 2022 and year ended December 31, 2021 were 6.75 RMB and 6.44 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

Intangible Asset

Intangible asset is software development cost of YCloud system incurred by the Company, it will be amortized on a straight line basis over the estimated useful life of 5 years.

Software Development Costs

We apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. In addition, we apply this to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized.

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

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

Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 195,057,503 shares issued and outstanding as of December 31, 2022.

Earnings (Loss) Per Share

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2022 and 2021, there were no potentially dilutive shares.

	2022	2021
Statement of Operations Summary Information:
Net (loss)/ profit	$(9,147,415)	$5,175,675
Weighted-average common shares outstanding - basic and diluted	223,259,181	305,451,498
Net (loss) / profit per share, basic and diluted	$(0.04)	$0.02

NOTE 3. REVENUE

The Company is in the business of providing an international cloud-based intelligence system, namely “YCloud” system. We aim to provide technical and auto-billing management system services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis. Weijiafu and Changtongfu are our customers to take charge of the Ycloud users’ profiles. Meanwhile, all YCloud users’ information is retained within YCloud system.

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

As of  December 31, 2022 and 2021, the Gross Merchandise Volume, or GMV in YCloud systems are as follow:

Gross Merchandise Volume (“GMV”)	2022	2021
	US$	US$
Non-related party	327,183,593	292,177,817
Related party	26,291,122	139,359,179
Total:	353,474,715	431,536,996

For the year end December 31, 2022 and 2021, we generated revenues from YCloud service fees amounting to $11,671,335 and $14,381,295. Service revenue from third party were $10,803,232 (2021: $9,734,966) and service revenue from related party were $868,103 (2021: $4,646,329) for the year ended December 31, 2022.

NOTE 4 – CASH AND CASH EQUIVALENTS

As of December 31, 2022 and 2021, the Company held cash in bank amounting to $20,025,495 which consists of the following:

	December 31, 2022	December 31, 2021
Bank Deposits-USA	$22,926	-
Bank Deposits- Outside USA	20,002,569	616,593
	20,025,495	616,593

NOTE 5 – INTANGIBLE ASSET, NET

Intangible asset is software development cost incurred by the Company which is amortized on a straight line basis over the useful life of 5 years as follow:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)

Intangible assets:
Software development	$57,143	$(36,347)	$20,796	5
Foreign currency translation adjustment	-	-	2,392
Intangible assets, net	$57,143	$(36,347)	$23,188

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)

Intangible assets:
Software development	$57,143	$(25,176)	$31,967	5
Foreign currency translation adjustment	-	-	5,798
Intangible assets, net	$57,143	$(25,176)	$37,765

Amortization expense for intangible assets was $14,577 and $12,519 for the year ended December 31, 2022 and 2021.

Expected future intangible asset amortization as of December 31, 2022 was as follows:

Fiscal years:
Remaining 2023	$14,577
2024	8,611

NOTE 6 – PROPERTY AND EQUIPMENT, NET

As of December 31, 2022 and 2021, property and equipment consists of the following:

	December 31, 2022	December 31, 2021

Property and equipment:
Office equipment	$865,623	$150,915
Leasehold improvement	246,643	267,791
Subtotal	1,112,266	418,706
Less: Accumulated depreciation	(119,821)	(23,353)
Property and equipment, net	$992,445	$395,353

There is addition of $693,560 in office equipment and leasehold improvement in 2022. Depreciation expenses of office equipment and leasehold improvement were $96,468 and $23,353 for the year ended December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021

Amortised expenses	995,775	-
Less: Accumulated depreciation	(166,792)	-
Amortised expenses, net	$828,983	$-

Amortised expenses are related to the office renovation. There is addition of $995,775 in office renovation in 2022. Depreciation expense were $166,792 and $nil for the year ended December 31, 2022 and 2021.

NOTE 7 – ACCOUNT RECEIVABLES, NET

As of December 31, 2022 and 2021, account receivables consists of the following:

	December 31, 2022	December 31, 2021
Account Receivables- Non related party	$6,828,195	$5,627,463
Account Receivables- Related party	549,606	3,603,402
	$7,377,801	$9,230,865

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2022, account receivable from non-related customers amounted to $6,828,195 (2021: $5,627,463) and related parties- Changtongfu are amounted to $549,606 (2021: $3,603,402). As of the reporting date, all the account receivables have been fully settled from 4 main non-related customers and 1 related party customer- Changtongfu.

NOTE 8 –LOAN RECEIVABLE

	December 31, 2022	December 31, 2021
Loan receivables	$1,614,841	$3,798,130

Loan receivable relates to the short-term loan of RMB 23 million (approximately of US$3.33 million) to a third party, which will mature on August 31, 2023.

The accrued interest and principal amount of the loan for the year ended December 31, 2022 and 2021 are as follow:

	December 31, 2022	December 31, 2021
Principal	$1,614,841	$3,630,504
Accrued interest	-	167,626
	$1,614,841	$3,798,130

In 2022, the Company has waived the interest to the borrower and therefore there is no accrued interest during the year.

NOTE 9 – OTHER RECEIVABLES

As of December 31, 2022 and 2021, other receivables-current consists of staff advances and system set up fees as follow:

	December 31, 2022	December 31, 2021
Advances to staff	50,839	19,302
Others	-	10,845
	50,839	30,147

As of December 31, 2022 and 2021, other receivable non-current consist of office rental deposit as follow:

	December 31, 2022	December 31, 2021
Rental deposit	240,202	-

NOTE 10 – PREPAYMENTS

As of December 31, 2022 and 2021, prepayments consist of the following:

	December 31, 2022	December 31, 2021
Software development fee- Current	$2,580,416	$61,165
Software development fee- Non current	10,000,000
Block chain software and annual fee	580,516	630,291
Office furniture	-	1,895,591
Office rental	-	173,611
	$13,160,932	$2,760,658

As of December 31, 2022, software development fee and others is mainly related to the WT Pay system development prepayment of $10 million, which is expected to be completed by September 2023.

As of December 31, 2022 and 2021, prepayments- related parties consist of the following:

	December 31, 2022	December 31, 2021
Y-cloud system upgrade	$1,914,515	$-

As of December 31, 2022, the prepayment-related parties of $1.9 million are mainly related to the Y-cloud system upgrade, which is expected to be completed by September 2023.

NOTE 11 – RENTAL DEPOSIT-RELATED PARTIES

As of December 31, 2022 and December 31, 2021, rental deposit of $nil and $272,063 relates to office lease deposit. The office tenancy period is 5 years and it will be refundable after the end of tenancy.

With effect from July 1, 2022, the office tenancy has been transferred to a related company- Zhiding Network Technology (Beijing) Co Limited (“ZNTB”), in which the remaining office rental will be paid by ZNTB under the remaining tenancy period.  On July 1, 2022, the difference between the carrying amounts of the right-of-use asset and the lease liability amounting to $209,402 was recognized as other income.

NOTE 12 – AMOUNT DUE TO RELATED PARTIES

	As of December 31, 2022	As of December 31, 2021

Related parties payable	$521,296	$745,532
Director fee payable	770,000	360,000
	$1,291,296	$1,105,532

As of December 31, 2022, the related party balance of $521,296 represented advances and professional expenses paid on behalf by Director, which consists of $260,198 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $209,098 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is considered to be immaterial.

As of December 31, 2022, the director fee payable of $770,000 represented the accrual of director fees from the appointment date to December 31, 2022.

NOTE 13 – TAX PAYABLES

As of December 31, 2022, tax payable of $128,979 (2021: $711,841) consisted of PRC corporate income tax at the rate from 15% to 25%, Value-added Tax at the rate from 6% to 13% and PRC Urban construction tax and levies as follow:

	As of December 31, 2022	As of December 31, 2021

Corporate income tax	$-	$649,032
VAT, Urban construction tax and levies	128,979	62,809
	$128,979	$711,841

NOTE 14 – ACCRUED EXPENSES

Accrued expenses of $298,595 consists of the accrued payroll, CPF and social welfare as follow:

	December 31, 2022	December 31, 2021
Accrued payroll	$298,595	$217,073

NOTE 15 – OTHER PAYABLES

Other payables of $2,365,808 consists of the payables for system set up fee and related documentation expenses as follows:

	December 31, 2022	December 31, 2021
Y-Cloud System upgrade and iteration payables	$1,879,673	$-
Security account set up fee-Staff	486,135	306,270
	$2,365,808	$306,270

NOTE 16 – EQUITY

The Company has an unlimited number of ordinary shares authorized, and has issued 195,057,503 shares with no par value as of December 31, 2022.

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

On September 15, 2020, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 3 for 1 forward stock split. The total issued and outstanding shares of the Company’s common stock has been increased from 101,766,666 to 305,299,998 shares, with the par value unchanged at zero.

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

On July 21, 2022, the Company has uplisted its common stock to the Nasdaq Capital Market, and the closing of its public offering of 10,000,000 shares of common stock with the gross proceeds of $40,000,000 and net proceeds of $37,057,176 after deducting the total offering cost of $2,942,824. The shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The shares continue to trade under the stock symbol “WETG.” The Company’s total issued and outstanding common stock has been increased to 195,032,503 shares after the offering.

On July 22, 2022, the Company issued 25,000 shares of common stock to certain service providers for services in connection with the public offering, the fair value of the share was $477,500. The Company’s total issued and outstanding common stock has been increased to 195,057,503 shares as of December 31, 2022.

NOTE 17 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

UTour Pte Ltd (“UTour”) was incorporated in Singapore and is subject to Singapore profits tax at a tax rate of 17%. Since UTour had no taxable income during the reporting period, it has not paid Singapore profits taxes. UTour has not recognized an income tax benefit for its operating losses in Singapore because it does not expect to commence active operations in Singapore.

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

The Company is currently conducting its major operations in the PRC through Yueshang Information Technology (Beijing) Co., Ltd., Yushang Group (Hunan) Network Technology Limited, Yueshang Technology Group ( Hainan) Limited and Tibet Xiaoshang Technology Group Limited, which are subject to tax from 15% to 25%.

NOTE 18 – SUBSEQUENT EVENT

On June 9, 2023, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 1 for 185 reverse stock split. The total issued and outstanding shares of the Company’s common stock decreased from 195,057,503 to 1,054,364 shares, with the par value unchanged at zero.

The Reverse Stock Split is intended to more expediently enable to Company to regain compliance to achieve a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Requirement"). As a result of the Reverse Stock Split, every one-for-one hundred and eighty-five (185) shares of the Company's Common Stock then issued and outstanding will automatically, and without any action of the Company or any holder thereof, be combined, converted, and changed into one (1) validly issued and non-assessable share of Common Stock. No fractional shares will be issued to any shareholder, and in lieu of issuing any such fractional shares, the fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share of Common Stock.

NOTE 19 – RECLASSIFICATION

A prior year amount have been reclassified for consistency with the current year presentation. This reclassification had no effect on the reported results of operations and performance position. A reclassification has been made to the Consolidated Statements of Cash Flows for the year ended December 31, 2021, to reclassify the loan receivable from cash flow financing activities to cash flow investing activities.

