Form 10-Q
period 2023-03-31
WeTrade Group Inc.
filed 2023-08-14
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

As of August 11, 2023, there were 1,054,530 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of March 31, 2023	As of December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$20,125,507	$20,025,480
Accounts receivable- non related parties, net	6,628,590	6,174,055
Account receivable- related parties, net	120,208	549,606
Loan receivable	978,133	1,614,841
Other receivables	88,640	47,941
Prepayments	3,137,035	3,133,063
Prepayments- related parties	237,343	1,194,668
Assets related to discontinued operation	-	1,475,491
Total current assets	31,315,456	34,215,145
Non-current assets:
Prepayments	10,000,000	10,000,000
Amortised expenses, net	780,326	828,983
Property and equipment, net	842,622	921,952
Intangible asset, net	21,525	22,959
Other receivables	240,567	240,202
Total non-current assets	11,885,040	12,014,096
Total assets:	43,200,496	$46,229,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	142,545	143,917
Account payables- related parties	87,218	86,956
Accrued expenses	377,423	298,595
Tax payables	86,838	130,717
Amount due to related parties	1,280,966	1,291,296
Other payables	1,708,748	2,325,188
Liabilities related to discontinued operation	-	233,062
Total current liabilities	3,683,738	4,509,731
Total liabilities	3,683,738	4,509,731

Stockholders’ equity:
Common stock; no par value; 195,057,503 issued and outstanding at March 31, 2023 and December 31, 2022 respectively	-	-
Additional paid in capital	43,732,196	43,732,196
Accumulated other comprehensive income	(272,255)	(298,576)
Accumulated deficits	(3,943,183)	(1,714,110)
Total Stockholders’ equity	39,516,758	41,719,510

Total liabilities and stockholders’ equity	$43,200,496	$46,229,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended March 31, 2023	Three Months ended March 31, 2022
Revenue:
Service revenue, related party	$37,198	$158,518
Service revenue	577,171	1,980,434
Total service revenue	614,369	2,138,952
Cost of revenue	(910,506)	(672,638)
Gross (loss)/ profit	(296,137)	1,466,314
Operating expenses:
General and Administrative	690,793	792,456
Operations (Loss)/ profit	(986,930)	673,858
Other revenue	2,088	48,283
(Loss)/ Profit from continuing operations before income tax	(984,842)	722,141
Income tax expense	-	129,825
Net (Loss)/ Income from continuing operation	(984,842)	592,316
Discontinued Operations:
Loss from discontinued operation	(1,240,305)	(1,336,143)
Net loss	(2,225,147)	(743,827)
Other comprehensive income
Foreign currency translation adjustment	26,321	34,590
Comprehensive Loss	$(2,198,826)	$(709,237)
Basic and diluted net loss per share:	$(0.01)	$(0.00)
Weighted average number of shares outstanding; basic and diluted*	195,057,503	305,451,498

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a share cancellation and issuance of new shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended	For the Three months Ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net (Loss)/ income	$(984,842)	$592,316
Loss from discontinued operation	(3,928)	(31,462)
Loss from dissolved operation	(1,240,305)	(1,304,681)
Amortization of intangible asset	1,434	1,618
Depreciation	127,987	12,793

Changes in operating assets and liabilities:
Accounts receivables	(454,535)	4,684,770
Account receivable- related parties	429,398	3,577,964
Other receivables	(41,062)	(106,434)
Prepaid expenses	(3,972)	(1,467,434)
Prepaid expenses- related parties	957,325	235,433
Account payables	(1,372)	68,475
Account payable- related parties	262	(83,612)
Accrued expenses	78,829	(148,822)
Right of use assets	-	145,188
Lease liabilities	-	(158,632)
Tax payables	(43,879)	129,826
Other payables	(616,441)	60,707
Assets related to discontinued operations	1,242,428	-
Net cash flows (used in)/ provided by operating activities:	(552,673)	6,208,013

Cash flow from investing activities:
Loan receivable	636,708	137,008
Amortised expenses	-	(723,420)
Net cash provided by/ (used in) investing activities:	636,708	(586,412)

Cash flow from financing activities:

Related parties loan	(10,330)	122,832
Net cash flows provided by/ (used in) financing activities:	(10,330)	122,832

Effect of exchange rate changes on cash	26,322	(4,966)

Change in cash and cash equivalents:	100,027	5,739,467

Cash and cash equivalents, beginning of period	$20,025,480	$616,593

Cash and cash equivalents, end of period	$20,125,507	$6,356,060

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC AND SUBSIDIARY

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

Period Ended March 31, 2023 and 2022

Three months ended March 31, 2023

	Common Stock		Additional Paid in	Share to be	Accumulated Deficits	Accumulated Other Comprehensive	Total Shareholder Equity
	Shares*	Amount	Capital	issued		Income
Balance as of December 31, 2022	195,057,503	$-	$43,732,196	$-	$(1,714,110)	$(298,576)	$41,719,510
Foreign currency translation adjustment	-	-	-	-	-	26,321	26,321
Disposition of discontinued operations					(1,244,231)		(1,244,231)
Net loss from discontinued operation			(26,322)				(26,322)
Net loss for the period	-	-	-	-	$(958,520)	-	$(958,520)
Balance as of March 31, 2023	195,057,503	$-	$43,732,196	$-	$(3,943,183)	(272,255)	$39,516,758

Three months ended March 31, 2022

	Common Stock		Additional Paid in	Share to be	Retained Earnings	Accumulated Other comprehensive	Total Shareholder Equity
	Shares	Amount	Capital	issued		income
Balance as of December 31, 2021	305,451,498	$-	$6,197,520	$-	$7,433,305	$898,497	$14,529,322
Foreign currency translation adjustment			-	-		34,590	34,590
Disposition of discontinued operations					(1,336,142)		(1,336,142)
Net income for the period				-	592,316	-	592,316
Balance as of March 31, 2022	305,451,498	$-	$6,197,520	$-	$6,689,479	$933,087	$13,820,086

 *Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a share cancellation and issuance of new shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Wetrade Group Inc

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2023

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

We provide technology services to both individual and corporate users. We provide access to “YCloud” to our two customers, Zhuozhou Weijiafu Information Technology Limited (“Weijiafu”), a PRC technology company, and Changtongfu Technology (Hainan) Co Limited (“Changtongfu”), a PRC technology company. Weijiafu provides “YCloud” services to individual and corporate micro-business owners. Changtongfu provides “YCloud” services to individual and corporate business owners in the hotel and travel industries.

The market of individual micro-business owners represents a potential of 330 million users by the end of year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms.

The main functions of the YCloud system include assisting users in managing its marketing relationships, CPS commission profit management, multi-channel data statistics, AI fission and management, and improving supply chain systems.

Currently, YCloud serves the micro business industries such as tourism, hospitality, livestreaming and short video, medical beauty and traditional retail industries.

Our Business

We have utilized digitalization, electronic management, electronic data exchange, big data analysis, AI fission technology, revenue management and other technologies to build a strong coordination effect. We believe that our cloud technology enables us to develop a highly functional platform for micro-business users in China. In developing YCloud, we have optimized our products using the tools and platforms best suited to serve our customers.

We believe that YCloud is the first global micro-business cloud intelligent internationalization system. It conducts multi-channel data analysis through the learning of big data and social recommendation. It also provides users with AI fission,  management systems and supply chain systems to reach a wider range of user groups. YCloud has the following four main functions and competitive advantages:

Multiple integrated payment methods and payment analytics: the YCloud system provides micro-businesses and hotel owners with multiple payment methods such as Alipay, WeChat, and UnionPay. The total order amount is directly entered into the platform to collect funds in separate accounts. Meanwhile, YCloud assigns a bar code to merchandises that purchasers can scan to pay, which allows purchasers to make payments both online and offline.

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

•

Multi-scenario payment function: micro-business owners have multiple sales channels to display and numerous channels to perform revenue sharing and profit consolidation functions. After various products are sold through different channels, the cost are allocated to suppliers and the handling fee are allocated to the YCloud system. The remaining balance will be combined and goes to micro-business owners.

During the year 2020, due to the impact of the COVID-19 outbreak, many companies, including businesses traditionally operating offline, from a wide range of industries, such as tourism, catering, entertainment or retail, have opted for a micro-business model to build sales channels through online social platforms and expand business opportunities. As a result of the COVID-19 outbreak, consumer demand shifted, forcing business owners to expand to new markets and be present on multiple social platforms. Through continuous research on the micro-business industry, combined with understanding of social relationships on social platforms, YCloud develops new technology designed to meet the ever changing demand of micro-business owners across all industries.

Team management: the YCloud system utilizes user marketing relationship tracking and CPS commission revenue management tools.

AI fission and management: using intelligent robots to analyze user behavior, data sharing, purchase history, and other data, YCloud system provides tailored recommendations and displays. For example, YCloud system connects users’ behavior across multiple apps and platforms and makes automatic recommendations based on its analysis.

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

The consolidated financial statements of the Company as of and for the three months ended March 31, 2023 and 2022 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022, and its cash flows for the three months ended March 31, 2023 and 2022. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2022.

As of March 31, 2023, the details of the consolidating subsidiaries are as follows:

	Place of	Attributable equity
Name of Company	incorporation	interest %
Utour Pte Ltd	Singapore	100%
WeTrade Information Technology Limited (“WITL”)	Hong Kong	100%
Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	100%
WeTrade Digital Technology (Beijing) Co Limited	P.R.C	100%
Yueshang Technology Group (Zhuhai Hengqin) Limited	P.R.C	100%
Tibet Xiaoshang Technology Co Limited (“Tibet Xiaoshang”)	P.R.C	100%
Shanghai Yueshang Information Technology Limited	P.R.C	100%

Nature of Operations

WeTrade Group Inc. (the “Company” or “We’ or “Us”) is a Wyoming corporation incorporated on March 28, 2019. The Company is an investment holding company that formed as a Wyoming corporation to use as a vehicle for raising equity outside the US.

As of March 31, 2023, the nature operation of its subsidiaries are as follows:

	Place of	Nature of
Name of Company	incorporation	operation
Utour Pte Ltd	Singapore	Investment holding company

WeTrade Information Technology Limited (“WITL”)	Hong Kong	Investment holding company

Yueshang Information Technology (Beijing) Co., Ltd. (“YITB”)	P.R.C.	Providing of social e-commerce services, technical system support and services
WeTrade Digital Technology (“Beijing”) Co Limited	P.R.C	Providing of social e-commerce services, technical system support and services
Yueshang Technology Group (Zhuhai Hengqin) Limited	P.R.C	Providing of social e-commerce services, technical system support and services
Tibet Xiaoshang Technology Co Limited (“Tibet Xiaoshang”)	P.R.C	Providing of social e-commerce services, technical system support and services.
Shanghai Yueshang Information Technology Limited	P.R.C	Providing of social e-commerce services, technical system support and services.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying unaudited consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Singapore, Hong Kong and PRC are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance.

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to March 31, 2023.

	March 31, 2023	December 31, 2022
RMB: US$ exchange rate	6.89	6.90

The balance sheet amounts, with the exception of equity, March 31, 2023 and December 31, 2022 were translated at 6.89 RMB and 6.9 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended March 31, 2023 and year ended December 31, 2022 were 6.84 RMB and 6.75 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The transactions dominated in SGD are immaterial.

Consolidation

The Company’s consolidated financial statements include the financial statements of the Group and subsidiaries. All transactions and balances among the Group and its subsidiaries have been eliminated upon consolidation.

Use of Estimate

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

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property, plant, and equipment were recorded in operating expenses during the three months ended March 31, 2023 and 2022.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. Cash on hand amounted to $20,125,507 as of March 31, 2023.

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

The Company has subsidiaries in Singapore and PRC. The Company is subject to tax in Singapore and PRC jurisdictions. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Singapore and Tax Department of PRC.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of March 31, 2023, there were no potentially dilutive shares.

	For the period March 31, 2023	For the period March 31, 2022
Statement of Operations Summary Information:
Net Loss	$(2,225,147)	(743,827)
Weighted-average common shares outstanding - basic and diluted	195,057,503	305,451,498
Net loss per share, basic and diluted	$(0.01)	(0.00)

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

We derive our revenue from system service fees charged for transactions conducted through YCloud. We receive 2%-3.5% of the total Gross Merchandise Volume generated in the platform as a system service fee from YCloud users through service agreement with our customers (such as Weijiafu, Changtongfu, Beijing Yidong, Maitu International and Beijing Youth), depending on the type of service and industry. Gross Merchandise Volume, or GMV, is a term used in online retailing to indicate a total sale monetary-value for merchandise sold through a particular marketplace over a certain time frame. We generally receive the system service fee from customers within the first ten days of each calendar month. As of reporting date, all the service fee receivable has been fully settled and received.

The system services fees are collected from five customers of YCloud system based on the GMV as follows:

Gross Merchandise Volume (“GMV”)	March 31, 2023	March 31, 2022
	US$	US$
Non-related parties:
Customer I	3,824,373	37,293,911
Customer II	5,053,027	10,992,622
Customer III	4,572,658	8,610,394
Customer IV	4,029,975	12,380,890
	17,480,033	69,277,817
Related party:
Customer V	1,126,566	5,283,950
Total GMV:	18,606,599	74,561,767

As of and for the period ended March 31, 2023, we generated revenues from customers amounting $614,369.

NOTE 5 –  CASH AND CASH EQUIVALENTS

As of March 31, 2023, the Company held cash in bank in the amount of $20,125,507, which consist of the following:

	March 31, 2023	December 31, 2022
Bank Deposits-USA	$7,732	22,926
Bank Deposits- Outside USA	20,117,775	20,002,554
	20,125,507	20,025,480

NOTE 6 – INTANGIBLE ASSET, NET

Intangible asset is software development cost incurred by Company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)

Intangible assets:
Software development	$57,143	$(38,010)	$19,133	5
Foreign currency translation adjustment	-	-	2,392
Intangible assets, net	$57,143	$(38,010)	$21,525

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)

Intangible assets:
Software development	$57,143	$(36,576)	$20,567	5
Foreign currency translation adjustment	-	-	2,392
Intangible assets, net	$57,143	$(36,576)	$22,959

Amortization expense for intangible assets was $1,434 for the three months period ended March 31, 2023.

Expected future intangible asset amortization as of March 31, 2023 was as follows:

Fiscal years:
Remaining 2023	$4,308
2024	17,217

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of March 31, 2023, property and equipment consists of the following:

	March 31, 2023	December 31, 2022

Property and equipment:
Office equipment	$724,433	$724,433
Leasehold improvement	246,643	246,643
Subtotal	971,076	971,076
Less: Accumulated depreciation	(128,454)	(49,124)
Property and equipment, net	$842,622	$921,952

Depreciation expenses of office equipment were $79,330 for the period ended March 31, 2023.

	March 31, 2023	December 31, 2022

Amortised expenses	995,775	995,775
Less: Accumulated depreciation	(215,449)	(166,792)
Amortised expenses, net	$780,326	$828,983

Amortization expenses are related to the office renovation. Depreciation expenses were $48,657 for the period ended March 31, 2023 and nil for the period ended March 31, 2023 and 2022.

NOTE 8 – ACCOUNT RECEIVABLES, NET

As of March 31, 2023, account receivables is related to the services fee receivables from customers as follow:

	March 31, 2023	December 31, 2022
Account Receivables- Non related party	$6,628,590	$6,174,055
Account Receivables- Related party	120,208	549,606
	$6,748,798	$6,723,661

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of March 31, 2023, account receivable from five main customers amounted to $6,748,798 (December 31, 2022: $6,723,661). As of reporting date, all the services fee receivables have been fully settled from 5 main customers.

NOTE 9 – PREPAYMENTS

As of March 31, 2023, prepayments consist of the following:

	March 31, 2023	December 31, 2022
Software development fee- Current	$2,580,416	$2,580,416
Software development fee- Non current	10,000,000	10,000,000
Block chain software and annual fee	556,619	552,647
	$13,137,035	$13,133,063

As of March 31, 2023, software development fee and others is mainly related to the WT Pay system development prepayment of $10 million, which expect to be completed by September 2023.

As of March 31, 2023 and December 31, 2022, prepayments- related parties consist of the following:

	March 31, 2023	December 31, 2022
Software development fee- Current	$237,343	$1,194,668

As of March 31, 2023, the prepayment- related parties are mainly related to the Y-cloud system upgrade, which is expected to be completed by September 2023.

NOTE 10 – LOAN RECEIVABLES

As of March 31, 2023, loan receivables consist of the following:

	March 31, 2023	December 31, 2022
Loan receivables	$978,133	$1,614,841

The accrued interest and principal amount of the loan for the year ended March 31, 2023 and December 31, 2022 are as follow:

	March 31, 2023	December 31, 2022
Principal	$978,133	$1,614,841
Accrued interest	-	-
	$978,133	$1,614,841

Since 2022, the Company has waived the interest to the borrower and therefore no accrued interest during the period.

NOTE 11 – OTHER RECEIVABLES

As of March 31, 2023, other receivables-current consists of staff advances and petty cash as follow:

	March 31, 2023	December 31, 2022
Advances to staff	88,640	47,941

 As of March 31, 2023 and December 31, 2022, other receivable non-current consist of office rental deposit as follow:

	March 31, 2023	December 31, 2022
Rental deposit	240,567	240,202

NOTE 12 – AMOUNT DUE TO RELATED PARTIES

	As of March 31, 2023	As of December 31, 2022

Related parties payable	$468,966	$521,296
Director fee payable	812,000	770,000
	$1,280,966	$1,291,296

The related party balance of $468,966 represented advances and professional expenses paid on behalf by Director, which consists of $227,731 advance from Dai Zheng, $42,000 advance from Li Zhuo, $10,000 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is considered to be immaterial.

As of March 31, 2023, the director fee payable of $812,000 represented the accrued of director fees from the appointment date to March 31, 2023.

NOTE 13 – ACCRUED EXPENSES

Accrued expenses of $377,423 consists of the accrued payroll, Central Provident Fund and social welfare as follow:

	March 31, 2023	December 31, 2022
Accrued payroll	$377,423	$298,595

NOTE 14 – TAX PAYABLES

As of March 31, 2023, tax payable of $86,838 (December 31, 2022: $130,717) is consist of PRC corporate income tax rate ranged from 9% to 25%, Value-added Tax of 6% and PRC Urban construction tax and levies.

NOTE 15 – OTHER PAYABLES

Other payables of $1,708,748 consists of the payables of securities account set up fee and related documentation expenses as follow:

	March 31, 2023	December 31, 2022
Y-Cloud System upgrade and iteration payables	$1,222,613	$1,839,053
Security account set up fee-Staff	486,135	486,135
	$1,708,748	$2,325,188

NOTE 16 – DISCONTINUED OPERATIONS

On January 16, 2023, the Company’s Board of Directors passed a resolution to dissolve the operation of Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”), resulting in a loss on disposal of $3,928. Loss from discontinued operations for the period ended March 31, 2023 and 2022 was as follows:

	Three Months ended March 31 2023	Three Months ended March 31 2022
Revenue:
Service revenue	$-	$97,901
Cost of revenue	(3)	(116,550)
Gross loss	(3)	(18,649)

Operating expenses:
General and Administrative	3,925	12,812
Operations Loss	(3,928)	(31,461)
Other (expenses)/ revenue	-	-
Loss from discontinued operations before income tax	(3,928)	(31,461)
Income tax expense	-	-
Loss from discontinued operation after tax	(3,928)	(31,461)
Loss on disposal of discontinued operation	(1,236,377)	(1,304,681)
LOSS FROM DISCONTINUED OPERATION	$(1,240,305)	$(1,336,142)

The major components of assets and liabilities related to discontinued operations are summarized below:

(All amounts shown in U.S. Dollars)	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$10	$13
Accounts receivables	655,088	654,139
Prepayments	748,802	747,717
Property and equipment, net	66,673	70,493
Intangible asset	227	229
Other receivables	2,905	2,899
Total assets related to discontinued operations	1,473,705	1,475,490

Account payables	$194,462	194,179
Other payables	38,938	38,881
Total liabilities related to discontinued operations	233,400	233,060

NOTE 17 – SHAREHOLDERS’ EQUITY

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

On July 21, 2022, the Company completed uplisting of its common stock to the Nasdaq Capital Market, and the closing of its public offering of 10,000,000 shares of common stock with the gross proceeds of $40,000,000 and net proceeds of $37,057,176 after deducting the total offering cost of $2,942,824. The shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The shares continue to trade under the stock symbol “WETG.” The Company’s total issued and outstanding common stock has been increased to 195,032,503 shares after the offering.

On July 22, 2022, the Company issued 25,000 shares of common stock to certain service providers for services in connection with the public offering, the fair value of the share was $477,500. The Company’s total issued and outstanding common stock has been increased to 195,057,503 shares as of March 31, 2023.

NOTE 18 – INCOME TAXES

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

The Company is currently conducting its major operations in the PRC through Yueshang Information Technology (Beijing) Co., Ltd., Yushang Group (Hunan) Network Technology Limited, Yueshang Technology Group ( Hainan) Limited and Tibet Xiaoshang Technology Group Limited, which are subject to tax from 15% to 25.

NOTE 19- SUBSEQUENT EVENTS

On June 9, 2023, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 1 for 185 reverse stock split (“Reverse Stock Split”). The total issued and outstanding shares of the Company’s common stock decreased from 195,057,503 to 1,054,364 shares, with the par value unchanged at zero.

The Reverse Stock Split is intended to more expediently enable the Company to regain compliance to achieve a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Requirement"). As a result of the Reverse Stock Split, every one-for-one hundred and eighty-five (185) shares of the Company's Common Stock then issued and outstanding will automatically, and without any action of the Company or any holder thereof, be combined, converted, and changed into one (1) validly issued and non-assessable share of Common Stock. No fractional shares will be issued to any shareholder, and in lieu of issuing any such fractional shares, the fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share of Common Stock.

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

Overview

WeTrade Group, Inc was incorporated in the State of Wyoming on March 28, 2019 and is in the business of providing technical services and solutions via its social e-commerce platform. We are committed to providing an international cloud-based intelligence system and independently developed a micro-business cloud intelligence system called the “YCloud”, which provide technical and auto-billing management services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis. Furthermore, we intend to expand our business in online payment systems and block-chain services in 2023.

The market of individual micro-business owners represents a potential of 330 million users by the end of year of 2023. (Source: iResrarch. http://xueqiu.com/8455183447/172404679?sharetime=2,2/22/2021). YCloud serves corporate users in multiple industries, including Yuetao Group, Zhiding, Lvyue, Yuebei, Yuedian, Coke GO, and Zhongyanshangyue. We conduct business operations in mainland China and have established trial operations in Hong Kong. We expect to utilize the YCloud system to establish a global strategic cooperation with various social media platforms.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the three months period ended March 31, 2023 and 2022.

Results of Operations for the Three months period Ended March 31, 2023 and 2022

	For the period March 31, 2023	From the period March 31, 2022
Revenue:
Service revenue- related party	$37,198	$158,518
Service revenue- non related party	577,171	1,980,434
	614,369	2,138,952
Cost of Sales	(910,506)	(672,638)
Gross (Loss)/ Profit	(296,137)	1,466,314
Operating Expenses:
General and Administrative	690,793	792,456
Operation (Loss) /Profit	(986,930)	673,858
Other (expenses) /revenue	2,088	48,283
Net (Loss) /Profit before income tax	(984,842)	722,141
Income tax expense	-	(129,825)
Net (Loss)/ income	(984,842)	592,316

Revenue from Operations

For the three-month period ended March 31, 2023 and 2022, total revenue was $614,369 and $2,138,952 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in YCloud system as a result of the adjusting of Company business plan in 2023. The Company is aiming to shift its SAAS, block-chain and WT Pay services from PRC to overseas market. As of March 31, 2023 and 2022, Service revenue from third party were $577,171 (2022: $1,980,434) and service revenue from related party were $37,198 (2022: $158,518). The system services fees are collected from five customers of YCloud system based on the GMV as follow:

Gross Merchandise Volume (“GMV”)	2023	2022	Service fee
	US$	US$	%
Non-related parties:
Customer I	3,824,373	33,884,182	3%
Customer II	5,053,027	9,987,583	3%-4%
Customer III	4,572,658	7,823,158	3%-4%
Customer IV	4,029,975	11,248,923	3%-4%
	17,480,033	62,943,846
Related party:
Customer V	1,126,566	4,800,846	3%
Total GMV:	18,606,599	67,744,692

Cost of revenue

Cost of revenue mainly consists of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the increase is mainly due to the fact that more expenses were incurred for the system development costs during the period.

General and Administrative Expenses

For the three months period ended March 31, 2023 and 2022, general and administrative expenses were $690,793 and $792,456 respectively, the decrease is mainly due to decrease in advertising and promotion expenses during the period.

Net (Loss)/ Income

As a result of the factors described above, there was a net loss of $984,842 and net income of $592,316 for the period ended March 31, 2023 and 2022, respectively, the increase in net loss is mainly due to decrease in Gross Merchandise Volume (“GMV”) as a result of the adjusting of Company business plan in 2023. The Company is aiming to shift its SAAS, block-chain and WT Pay services from PRC to overseas market.

Liquidity and Capital Resources

As of March 31, 2023, we had cash on hand of $20,125,507 as compared to $6,356,060 in prior period. The increase is mainly due to the fact that the Company has uplisted its common stock to the Nasdaq Capital Market with the public offering of 10,000,000 shares of common stock with the net proceeds of $37,057,176 after deducting the total offering cost of $2,942,824 in July 2022. The increase is partially mitigated by the payment of system development fee

Operating activities

As of March 31, 2023, our cash flow used in cash flow operating activities is $552,687 for the period ended March 31, 2023 as compared to the cash flow provided by operating activities of $6,208,013 in prior period, which was decreased by approximately of $8.1 million. The decrease was mainly due to decrease in revenue and decrease in Y-cloud SAAS services fee received from the customers during the period.

Investing activities

As of March 31, 2023, cash provided by investing activities is $636,708 for the period ended March 31, 2023 as compared to the cash flow used in investing activities of $586,412 in prior period. The increase was mainly due to loan receivable of $0.7 million from borrower during the period.

Financing activities

Cash used in our financing activities was $10,331 for the three months period ended March 31, 2023 as compared to cash provided by financing activities of $122,832. The decrease is mainly due to lesser advances from related parties during the period.

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

With respect to the period ended March 31, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended March 31, 2023, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of March 31, 2023, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2023.

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

The Reverse Stock Split is intended to more expediently enable the Company to regain compliance to achieve a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Requirement"). As a result of the Reverse Stock Split, every one-for-one hundred and eighty-five (185) shares of the Company's Common Stock then issued and outstanding will automatically, and without any action of the Company or any holder thereof, be combined, converted, and changed into one (1) validly issued and non-assessable share of Common Stock. No fractional shares will be issued to any shareholder, and in lieu of issuing any such fractional shares, the fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share of Common Stock.

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
101

Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended March 31, 2023, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated August 11, 2023	By:	/s/ Wei Hechun
Wei HeChun
Chief Executive Officer

/s/ Annie Huang
Annie Huang
Chief Financial Officer

