Form 10-Q
period 2023-06-30
WeTrade Group Inc.
filed 2023-08-22
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

(86) 13795206876

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

As of August 21, 2023, there were 1,054,530 shares of common stock outstanding.

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of June 30, 2023	As of December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$20,004,914	$20,025,480
Accounts receivable- non related parties, net	-	6,174,055
Accounts receivable- related parties, net	-	549,606
Loan receivables	7,220,242	1,614,841
Other receivables	59,180	47,941
Prepayments	2,479,485	2,413,215
Prepayments- related parties	977,500	1,914,516
Assets related to discontinued operation	-	1,475,491
Total current assets	30,741,321	34,215,145
Non-current assets:
Prepayments	10,000,000	10,000,000
Amortised expenses, net	694,194	828,983
Property and equipment, net	739,028	921,952
Intangible asset, net	18,449	22,959
Other receivables	228,104	240,202
Total non-current assets	11,679,775	12,014,096
Total assets:	42,421,096	$46,229,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	134,825	143,917
Account payables- related parties	78,273	86,956
Accrued expenses	262,256	298,595
Amount due to related parties	2,273,503	1,291,296
Other payables	792,674	2,455,905
Liabilities related to discontinued operation	-	233,062
Total current liabilities	3,541,531	4,509,731
Total liabilities	3,541,531	4,509,731

Stockholders’ equity:
Common stock; no par value; 1,054,530 and 195,057,503 issued and outstanding at June 30, 2023 and December 31, 2022 respectively	-	-
Additional paid in capital	43,732,196	43,732,196
Accumulated other comprehensive income	(935,527)	(298,576)
Accumulated deficits	(3,917,104)	(1,714,110)
Total stockholders’ equity	38,879,565	41,719,510

Total liabilities and stockholders’ equity	$42,421,096	$46,229,241

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Revenue:
Service revenue, related party	$-	$129,819	$36,530	$288,337
Service revenue	-	1,321,640	566,813	3,302,074
Total service revenue	-	1,451,459	603,343	3,590,411
Cost of revenue	(94,582)	(95,949)	(1,005,089)	(768,587)
Gross (Loss)/Profit	(94,582)	1,355,510	(401,746)	2,821,824

Operating expenses
General and administrative expense	$822,220	$1,827,438	$1,501,985	$2,619,894
Total operating expenses	(822,220)	(1,827,438)	(1,501,985)	(2,619,894)

(Loss)/ Profit from operations	(916,802)	(471,928)	(1,903,731)	201,930
Other income	1,008,391	24,658	1,010,480	72,941
Other expenses	(33,267)	-	(33,267)	-
Profit/ (loss) before income taxes	58,322	(447,270)	(926,518)	274,871
Income tax expenses	(32,243)	(4,869)	(32,243)	(134,694)

Net Income/(Loss) from continuing operation	$26,079	$(452,139)	$(958,761)	$140,177

Discontinued Operations:
Loss from discontinued operation	-	(167,954)	(1,240,305)	(1,482,138)

Comprehensive income
Net Income/(Loss)	$26,079	$(620,093)	$(2,199,066)	$(1,341,961)
Other comprehensive income
Foreign currency translation adjustment	(663,272)	(745,699)	(636,951)	(711,109)

Total comprehensive loss	$(637,193)	(1,365,792)	(2,836,017)	$(2,053,070)

Loss per share, basic and diluted	$(0.00)	$(0.00)	(0.00)	$(0.00)

*Weighted-average shares outstanding, basic and diluted	149,770,976	155,826,842	172,526,771	231,052,498

*	Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split and issuance of new shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended June 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of March 31, 2023	195,057,503	$-	$43,732,196	$(3,943,183)	$(272,255)	$39,516,758
Reverse shares split	(194,002,973)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(663,272)	(663,272)
Net profit for the period	-	-	-	$26,079	-	$26,079
Balance as of June 30, 2023	1,054,530	$-	$43,732,196	$(3,917,104)	(935,527)	$38,879,565

Six months ended June 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2022	195,057,503	$-	$43,732,196	$(1,714,110)	$(298,576)	$41,719,510
Reverse shares split	(194,002,973)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(636,951)	(636,951)
Disposition of discontinued operations	-	-	-	(1,240,305)	-	(1,240,305)
Net loss from discontinued operation	-	-	-	(3,928)	-	(3,928)
Net loss for the period	-	-	-	$(958,761)	-	$(958,761)
Balance as of June 30, 2023	1,054,530	$-	$43,732,196	$(3,917,104)	(935,527)	$38,879,565

Three months ended June 30, 2022

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of March 31, 2022	305,451,498	$-	$6,197.520	$6,689,479	$933,087	$13,820,086
Share cancellation	(120,418,995)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(745,699)	(745,699)
Disposition of discontinued operation	-	-	-	(167,954)	-	(167,954)
Net profit for the period	-	-	-	$(452,139)	-	$(452,139)
Balance as of June 30, 2022	185,032,503	$-	$6,197,520	$6,069,386	187,388	$12,454,294

Six months ended June 30, 2022

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2021	305,451,498	$-	$6,197,520	$7,433,305	$898,497	$14,529,322
Share cancellation	(120,418,995)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	(711,109)	(711,109)
Disposition of discontinued operations	-	-	-	(1,482,138)	-	(1,504,096)
Net loss from discontinued operations				(21,958)
Net profit for the period	-	-	-	$140,177	-	$140,177
Balance as of June 30, 2022	185,032,503	$-	$6,197,520	$6,069,386	187,388	$12,454,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended	For the Six months Ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net (Loss)/ income	$(958,761)	$140,177
Loss from discontinued operation	(3,928)	(21,958)
Loss from dissolved operation	(1,236,377)	(1,460,180)
Amortization of intangible asset	4,510	3,155
Depreciation	317,713	24,952

Changes in operating assets and liabilities:
Accounts receivables	6,174,055	4,969,602
Account receivable- related parties	549,606	3,177,767
Other receivables	859	(99,609)
Prepaid expenses	(66,270)	(1,831,269)
Prepaid expenses- related parties	937,016	222,783
Account payables	(9,092)	(23,141)
Account payable- related parties	(8,683)	157,281)
Accrued expenses	(36,338)	(130,440)
Right of use assets	-	285,100
Lease liabilities	-	(311,320)
Tax payables	(173,267)	118,459
Other payables	(1,491,769)	122,696
Assets related to discontinued operations	1,240,305	-
Net cash flows provided by operating activities:	5,239,579	5,344,055

Cash flow from investing activities:
Loan receivables	(5,605,401)	611,715
Amortised expenses	-	(648,389)
Net cash used in investing activities:	(5,605,401)	(36,674)

Cash flow from financing activities:
Shareholders loan	982,207	230,832
Net cash flows provided by financing activities:	982,207	230,832

Effect of exchange rate changes on cash	(636,951)	(150,042)

Change in cash and cash equivalents:	(20,566)	5,388,171

Cash and cash equivalents, beginning of period	$20,025,480	$616,594

Cash and cash equivalents, end of period	$20,004,914	$6,004,765

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

●	Single-scenario payment function: although micro-business owners are provided with a multi-method payment function for their consumers through the YCloud system, micro-business owners only have a single sales channel to display. The revenue of each sale is divided by commissions, and the cost is allocated to suppliers and the handling fee to the YCloud system. The remaining balance goes to micro-business owners.

●	Multi-scenario payment function: micro-business owners have multiple sales channels to display and numerous channels to perform revenue sharing and profit consolidation functions. After various products are sold through different channels, the cost are allocated to suppliers and the handling fee are allocated to the YCloud system. The remaining balance will be combined and goes to micro-business owners.

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

The following diagram sets forth the structure of the Company as of the date of this Quarterly Report:

Our business and corporate address in the United States is 1621 Central Ave, Cheyenne, WY 82001. Our telephone number is +86-13795206876 and our registered agent for service of process is Wyoming Registered Agent, 1621 Central Ave, Cheyenne, WY 82001. Our fiscal year end is December 31. Our Chinese business and corporate address is No. 18, Kechuang 10th Street, Beijing Economic and Technological Development Zone, Beijing, People Republic of China. The Chinese address is where our management is located.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Preparation of Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of and for the three months ended June 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2023, the results of its operations for the three months ended June 30, 2023 and 2022, and its cash flows for the three months ended June 30, 2023 and 2022. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

As of June 30, 2023, the details of the consolidating subsidiaries are as follows:

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

As of June 30, 2023, the nature operation of its subsidiaries are as follows:

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying condensed consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The condensed consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to June 30, 2023.

	June 30, 2023	December 31, 2022
RMB: US$ exchange rate	7.25	6.90

The balance sheet amounts, with the exception of equity, June 30, 2023 and December 31, 2022 were translated at 7.25 RMB and 6.9 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended June 30, 2023 and year ended December 31, 2022 were 6.97 RMB and 6.75 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet. The transactions dominated in SGD are immaterial.

Consolidation

The Company’s condensed consolidated financial statements include the financial statements of the Group and subsidiaries. All transactions and balances among the Group and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include the allowance for doubtful accounts, useful lives of intangible asset, valuation of deferred tax assets, and certain accrued liabilities such as contingent liabilities.

Property and Equipment, Net

Property and equipment are stated at the historical cost less accumulated depreciation. Depreciation on property and equipment is provided using the straight-line method over the estimated useful lives of the assets for both financial and income tax reporting purposes as follows:

Office equipment	3 years
Leasehold improvements	5 years

Upon sale or disposal of an asset, the historical cost and related accumulated depreciation or amortization of such asset were removed from their respective accounts and any gain or loss is recorded in the statements of income.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, no impairment expenses for property and equipment were recorded in operating expenses during the six months ended June 30, 2023 and 2022.

Concentration of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and equivalents and accounts receivable. Cash on hand amounted to $20,004,914 and accounts receivable is $nil as of June 30, 2023.

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

Intangible Asset, Net

Intangible asset is software development cost incurred by the Company and it will be amortized on a straight line basis over the estimated useful life of 5 years.

Leases

The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

Operating leases are included in operating lease right-of-use (“ROU”) assets and short-term and long-term lease liabilities in our condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our condensed consolidated balance sheets.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of June 30, 2023, there were no potentially dilutive shares.

	For the period June 30, 2023	For the period June 30, 2022
Statement of Operations Summary Information:
Net (Loss)/ Profit	$(958,761)	$140,177
Weighted-average common shares outstanding - basic and diluted	172,526,771	231,052,498
Net (Loss)/ Profit per share, basic and diluted	$(0.00)	$0.00

Fair Value Measurements

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to non-financial items that are recognized and disclosed at fair value in the financial statements on a non-recurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.

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

NOTE 4 – REVENUE

We are in the business of providing an international cloud-based intelligence system, namely “YCloud” system. We aim to provide technical and auto-billing management system services to micro-business online stores in China through big data analytics, machine learning mechanisms, social network recommendations, and multi-channel data analysis. Weijiafu and Changtongfu are our customers to take charge of the Ycloud users’ profiles. Meanwhile, all YCloud users’ information is retained within YCloud system.

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

The system services fees are collected from five customers of YCloud system based on the GMV as follows:

Gross Merchandise Volume (“GMV”)	June 30, 2023	June 30, 2022
	US$	US$
Non-related parties:
Customer I	3,755,738	53,496,041
Customer II	4,962,341	20,811,155
Customer III	4,490,593	14,094,841
Customer IV	3,957,649	19,312,009
	17,166,321	107,714,046
Related party:
Customer V	1,106,347	8,732,504
Total GMV:	18,272,668	116,466,550

As of and for the period ended June 30, 2023, we generated revenues from customers amounting $603,343.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of June 30, 2023, the Company held cash in bank in the amount of $20,004,914, which consist of the following:

	June 30, 2023	December 31, 2022
Bank Deposits-USA	$3,250	22,926
Bank Deposits- Outside USA	20,001,664	20,002,554
	20,004,914	20,025,480

NOTE 6 – INTANGIBLE ASSET, NET

Intangible asset is software development cost incurred by Company, it will be amortized on a straight line basis over the estimated useful life of 5 years as follow:

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Intangible assets:
Software development	$57,143	$(41,086)	$16,057	5
Foreign currency translation adjustment	-	-	2,392
Intangible assets, net	$57,143	$(41,086)	$18,449

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Useful Life (Years)
Intangible assets:
Software development	$57,143	$(36,576)	$20,567	5
Foreign currency translation adjustment	-	-	2,392
Intangible assets, net	$57,143	$(36,576)	$22,959

Amortization expense for intangible assets was $4,510 for the six months period ended June 30, 2023.

Expected future intangible asset amortization as of June 30, 2023 was as follows:

Fiscal years:
Remaining 2023	$2,871
2024	15,578

NOTE 7 – PROPERTY AND EQUIPMENT, NET

As of June 30, 2023, property and equipment consists of the following:

	June 30, 2023	December 31, 2022

Property and equipment:
Office equipment	$724,433	$724,433
Leasehold improvement	246,643	246,643
Subtotal	971,076	971,076
Less: Accumulated depreciation	(232,048)	(49,124)
Property and equipment, net	$739,028	$921,952

Depreciation expenses of office equipment were $182,924 and $24,952 for the period ended June 30, 2023 and 2022.

	June 30, 2023	December 31, 2022

Amortised expenses	995,775	995,775
Less: Accumulated amortization	(301,581)	(166,792)
Amortised expenses, net	$694,194	$828,983

Amortization expenses are related to the office renovation. Amortisation expenses were $134,789 for the period ended June 30, 2023 and $3,546 for the period ended June 30, 2022.

NOTE 8 – ACCOUNT RECEIVABLES, NET

As of June 30, 2023, accounts receivable are related to the services fee receivables from customers as follow:

	June 30, 2023	December 31, 2022
Accounts Receivable- Non related parties	$-	$6,174,055
Accounts Receivable- Related parties	-	549,606
	$-	$6,723,661

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of June 30, 2023, accounts receivable from five main customers have been fully settled.

NOTE 9 – PREPAYMENTS

As of June 30, 2023, prepayments consist of the following:

	June 30, 2023	December 31, 2022
Software development fee- Current	$1,926,838	$1,860,568
Software development fee- Non current	10,000,000	10,000,000
Block chain software and annual fee	552,647	552,647
	$12,479,485	$12,413,215

As of June 30, 2023, software development fee-current are mainly related to the prepayment of Y-cloud system development and system iteration of $1,926,838, which expect to be completed by September 2023.

As of June 30, 2023, software development fee-non-current are mainly related to the WT Pay system development prepayment of $10 million, which expect to be completed by September 2023.

As of June 30, 2023 and December 31, 2022, prepayments- related parties consist of the following:

	June 30, 2023	December 31, 2022
Software development fee- Current	$977,500	$1,914,516

As of June 30, 2023, the prepayment- related parties are mainly related to the Y-cloud system upgrade, which is expected to be completed by September 2023.

NOTE 10 – LOAN RECEIVABLES

As of June 30, 2023, loan receivables consist of the following:

	June 30, 2023	December 31, 2022
Loan receivables	$7,220,242	$1,614,841

The accrued interest and principal amount of the loan for the year ended June 30, 2023 and December 31, 2022 are as follow:

	June 30, 2023	December 31, 2022
Borrower I	$289,208	$1,614,841
Borrower II	6,931,034	-
	7,220,242	1,614,841
Accrued interest	-	-
	$7,220,242	$1,614,841

The Company has waived the interest to the borrower I and the interest from borrower II will be commenced from July 1, 2023, therefore no interest was accrued during the period.

NOTE 11 – OTHER RECEIVABLES

As of June 30, 2023, other receivables-current consists of staff advances and petty cash as follow:

	June 30, 2023	December 31, 2022
Advances to staff	59,180	47,941

As of June 30, 2023 other receivables non-current consists of office rental deposit as follow:

	June 30, 2023	December 31, 2022
Rental deposit	228,104	240,202

NOTE 12 – AMOUNT DUE TO RELATED PARTIES

	June 30, 2023	December 31, 2022

Related parties payable	$1,419,503	$521,296
Director fee payable	854,000	770,000
	$2,273,503	$1,291,296

The related party balance of $1,419,503 represented advances and professional expenses paid on behalf by Shareholders, which consists of $427,731 advance from Dai Zheng, $42,000 advance from Li Zhuo, $760,537 from Che Kean Tat and $189,235 office rental advance from Liu Pijun through Zhiding Network Technology (Beijing) Co Limited (“ZNTB”). It is unsecured, interest-free with no fixed payment term and imputed interest is considered to be immaterial.

As of June 30, 2023, the director fee payable of $854,000 represented the accrual of director fees from the appointment date to June 30, 2023.

NOTE 13 – ACCRUED EXPENSES

As of June 30, 2023, accrued expenses consists of the accrued payroll, Central Provident Fund and social welfare as follow:

	June 30, 2023	December 31, 2022
Accrued payroll	$262,256	$298,595

NOTE 14 – OTHER PAYABLES

As of June 30, 2023, other payables consists of the payables of tax payable, securities account set up fee and related documentation expenses as follow:

	June 30, 2023	December 31, 2022
Tax (receivable)/ payables	(42,549)	130,717
Y-Cloud System upgrade and iteration payables	$349,088	$1,839,053
Security account set up fee-Staff	486,135	486,135
	$792,674	$2,455,905

NOTE 15 – DISCONTINUED OPERATIONS

On January 16, 2023, the Company’s Board of Directors passed a resolution to dissolve the operation of Yueshang Group Network (Hunan) Co., Limited (“Yueshang Hunan”), resulting in a loss on disposal of $3,928. Loss from discontinued operations for the period ended June 30, 2023 and 2022 was as follows:

	Six Months ended June 30 2023	Six Months ended June 30 2022
Revenue:
Service revenue	$-	$254,522
Cost of revenue	(3)	(111,252)
Gross loss	(3)	143,270

Operating expenses:
General and Administrative	3,925	(165,228)
Operations Loss	(3,928)	-
Other (expenses)/ revenue	-	-
Loss from discontinued operations before income tax	(3,928)	(21,958)
Income tax expense	-	-
Loss from discontinued operation after tax	(3,928)	(21,958)
Loss on disposal of discontinued operation	(1,236,377)	(1,460,180)
LOSS FROM DISCONTINUED OPERATION	$(1,240,305)	$(1,482,138)

The major components of assets and liabilities related to discontinued operations are summarized below:

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$10	$13
Accounts receivables	655,088	654,139
Prepayments	748,802	747,717
Property and equipment, net	66,673	70,493
Intangible asset	227	230
Other receivables	2,905	2,899
Total assets related to discontinued operations	1,473,705	1,475,491

Account payables	$194,462	194,179
Other payables	38,938	38,881
Total liabilities related to discontinued operations	233,400	233,060

NOTE 16 – SHAREHOLDERS’ EQUITY

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

On July 22, 2022, the Company issued 25,000 shares of common stock to certain service providers for services in connection with the public offering, the fair value of the share was $477,500. The Company’s total issued and outstanding common stock has been increased to 195,057,503 shares in 2022.

On June 9, 2023, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 1 for 185 reverse stock split (“Reverse Stock Split”). The total issued and outstanding shares of the Company’s common stock decreased from 195,057,503 to 1,054,530 shares, with the par value unchanged at zero.

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

The Company is currently conducting its major operations in the PRC through Yueshang Information Technology (Beijing) Co., Ltd., Yushang Group (Hunan) Network Technology Limited, Yueshang Technology Group (Hainan) Limited and Tibet Xiaoshang Technology Group Limited, which are subject to tax from 15% to 25%.

NOTE 18- SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2023, to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations

Results of Operations for the Six months period Ended June 30, 2023 and 2022

The following tables provide a comparison of a summary of our results of operations for the six months period ended June 30, 2023 and 2022.

	For the period June 30, 2023	From the period June 30, 2022
Revenue:
Service revenue- related parties	$36,530	$288,337
Service revenue- non related parties	566,813	3,302,074
	603,343	3,590,411
Cost of Revenue	(1,005,089)	(768,587)
Gross (Loss)/ Profit	(401,746)	2,821,824
Operating Expenses:
General and Administrative	(1,501,985)	(2,619,894)
Operation (Loss) /Profit	(1,903,731)	201,930
Other (expenses) /income	977,213	72,941
Net (Loss) /Profit before income tax	(926,518)	274,871
Income tax expense	(32,243)	(134,694)
Net (Loss)/ Profit	(958,761)	140,177

Revenue from Operations

For the six-month period ended June 30, 2023 and 2022, total revenue was $603,343 and $3,590,411 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in YCloud system as a result of the adjusting of Company business plan in 2023. The Company intend to shift its SAAS, block-chain and WT Pay services from PRC to overseas market. As of June 30, 2023 and 2022, service revenue from third party were $566,813 (2022: $3,302,074) and service revenue from related party were $36,530 (2022: $288,337).

Cost of revenue

Cost of revenue mainly consists of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, the increase is mainly due to the fact that more expenses were incurred for the system development and system iteration costs during the period.

General and Administrative Expenses

For the six months period ended June 30, 2023 and 2022, general and administrative expenses were $1,505,985 and $2,619,894 respectively. The decrease is mainly due to decrease in advertising and promotion expenses during the period.

Net (Loss)/ Income

As a result of the factors described above, there was a net loss of $958,761 and net income of $140,177 for the period ended June 30, 2023 and 2022, respectively. The increase in net loss is mainly due to decrease in Gross Merchandise Volume (“GMV”) as a result of the adjusting of Company business plan in 2023. The Company is intend to shift its SAAS, block-chain and WT Pay services from PRC to overseas market.

Results of Operations for the three months period Ended June 30, 2023 and 2022

The following tables provide a comparison of a summary of our results of operations for the three months period ended June 30, 2023 and 2022.

	For the period June 30, 2023	From the period June 30, 2022
Revenue:
Service revenue- related parties	$-	$129,819
Service revenue- non related parties	-	1,321,640
	-	1,451,459
Cost of Revenue	(94,582)	(95,949)
Gross (Loss)/ Profit	(94,582)	1,355,510
Operating Expenses:
General and Administrative	(822,220)	(1,827,438)
Operation Loss	(916,802)	(471,928)
Other income	975,124	24,658
Net Profit/ (Loss) before income tax	58,322	(447,270)
Income tax expense	(32,243)	(4,869)
Net Income/ (Loss)	26,079	(452,139)

Revenue from Operations

For the three-month period ended June 30, 2023 and 2022, total revenue was $nil and $1,451,459 respectively, the decrease was mainly due to the Company has changed its business strategy and intends to shift its SAAS, block-chain and WT Pay services from PRC to overseas market.

Cost of revenue

Cost of revenue mainly consists of staff payroll, PRC central provident fund (“CPF”), staff benefits and YCloud system related expenses, there is not material movement in cost of revenue during the period.

General and Administrative Expenses

For the three months period ended June 30, 2023 and 2022, general and administrative expenses were $826,145 and $1,827,438 respectively, the decrease is mainly due to decrease in advertising and promotion expenses during the period.

Net Income/ (Loss)

As a result of the factors described above, there was a net income of $26,079 and net loss of $452,139 for the period ended June 30, 2023 and 2022, respectively, the increase in net income is mainly due to bad debt recovered from third party during the period.

Liquidity and Capital Resources

As of June 30, 2023, we had cash on hand of $20,004,914. The increase is mainly due to the fact that the Company has uplisted its common stock to the Nasdaq Capital Market with the public offering of 10,000,000 shares of common stock with the net proceeds of $37,057,176 after deducting the total offering cost of $2,942,824 in July 2022. The increase is partially mitigated by the payment of system development fee.

Operating activities

As of June 30, 2023, our cash flow provided by operating activities is $5,239,579 for the period ended June 30, 2023 as compared to the cash flow provided by operating activities of $5,344,055 in prior period, which decreased by approximately of $0.1 million. The decrease was mainly due to decrease in revenue and decrease in Y-cloud SAAS services fee received from the customers during the period.

Investing activities

As of June 30, 2023, cash used in investing activities is $5,605,401 for the period ended June 30, 2023 as compared to the cash flow used in investing activities of $36,674 in prior period. The increase was mainly due to addition of loan to third party of $5.6 million during the period.

Financing activities

Cash provided by our financing activities was 982,207 for the period ended June 30, 2023 as compared to cash provided by financing activities of $230,832. The increase is mainly due to addition advances from shareholders during the period.

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

With respect to the period ended June 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended June 30, 2023, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of June 30, 2023, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2023.

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

The Reverse Stock Split is intended to more expediently enable the Company to regain compliance to achieve a minimum bid price of $1.00 per share for continued listing on Nasdaq, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”). As a result of the Reverse Stock Split, every one-for-one hundred and eighty-five (185) shares of the Company’s Common Stock then issued and outstanding will automatically, and without any action of the Company or any holder thereof, be combined, converted, and changed into one (1) validly issued and non-assessable share of Common Stock. No fractional shares will be issued to any shareholder, and in lieu of issuing any such fractional shares, the fractional shares resulting from the Reverse Stock Split will be rounded up to the nearest whole share of Common Stock.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended June 30, 2023, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated August 21, 2023	By:	/s/ Wei Hechun
Wei HeChun
Chief Executive Officer

/s/ Annie Huang
Annie Huang
Chief Financial Officer