Form 10-Q
period 2023-09-30
WeTrade Group Inc.
filed 2023-11-20
CIK 1784970

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

WETRADE GROUP INC
(Exact name of small business issuer as specified in its charter)

Wyoming
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Room 519, 05/F Block T3

Qianhai Premier Finance Centre Unit 2

Guiwan Area, Nanshan District, Shenzhen

(Address of Principal Executive Offices)

(852) 52208810

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

As of November 20, 2023, there were 2,625,130 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of September 30, 2023	As of December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$1,416,885	$24,232
Digital assets	22,398,510	—
Accounts receivable- non related parties, net	129,765	—
Other receivables-related parties	5,805,500	5,805,500
Prepayments	12,125,500	50,000
Assets related to discontinued operation	—	37,181,074
Total current assets	41,876,160	43,060,806
Total assets:	41,876,160	$43,060,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	123,273	—
Accrued expenses	270,864	—
Amount due to related parties	1,673,683	1,291,296
Other payables	50,517	50,000
Total current liabilities	2,118,337	1,341,296
Total liabilities	2,118,337	1,341,296

Stockholders’ equity:
Common stock; no par value; 2,625,130 and 195,057,503 issued and outstanding at September 30, 2023 and December 31, 2022 respectively	—	—
Additional paid in capital	56,348,650	43,732,196
Accumulated other comprehensive income	(175)	(298,576)
Accumulated deficits	(16,590,652)	(1,714,110)
Total stockholders’ equity	39,757,823	41,719,510

Total liabilities and stockholders’ equity	$41,876,160	$43,060,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Revenue:
Service revenue, related party	$—	$400,702	$36,096	$689,039
Service revenue	1,633,836	5,206,568	2,193,903	8,508,642
Total service revenue	1,633,836	5,607,270	2,229,999	9,197,681
Cost of revenue	(398,537)	(6,902,250)	(1,391,665)	(7,670,836)
Gross Profit/ (Loss)	1,235,299	(1,294,980)	838,334	1,526,845

Operating expenses
General and administrative expense	$13,622,149	$7,799,979	$15,128,916	$10,419,873
Total operating expenses	(13,622,149)	(7,799,979)	(15,128,916)	(10,419,873)

Loss from operations	(12,386,850)	(9,094,959)	(14,290,582)	(8,893,028)
Other income	9,255,824	235,418	9,222,557	308,360
Other expenses	(5,365,900)	—	(4,355,420)	—
Loss before income taxes	(8,496,926)	(8,859,541)	(9,423,445)	(8,584,668)
Income tax income/(expenses)	383	202,450	(31,859)	45,795

Net loss from continuing operation	$(8,496,543)	$(8,657,091)	$(9,455,304)	$(8,538,873)

Discontinued Operations:
Loss from discontinued operation	(4,177,004)	(4,936,613)	(5,421,237)	(6,418,752)

Comprehensive income
Net loss	$(12,673,547)	$(13,593,704)	$(14,876,541)	$(14,957,625)
Other comprehensive income
Foreign currency translation adjustment	(175)	—	(175)	—

Total comprehensive loss	$(12,673,722)	$(13,593,704)	$(14,876,716)	$(14,957,625)

Loss per share, basic and diluted	$(0.18)	$(0.04)	$(0.08)	$(0.04)

*Weighted-average shares outstanding, basic and diluted	48,205,725	192,768,916	114,844,076	233,072,453

*	Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split and issuance of new shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of June 30, 2023	195,057,503	$—	$43,732,196	$(3,917,104)	$(935,527)	$38,879,565
Reverse shares split	(194,002,973)	—	—	—	—	—
Stock issued during the period	1,570,600	—	12,616,454	—	—	12,616,454
Foreign currency translation adjustment	—	—	—	—	935,352	935,352
Disposition of discontinued operations	—	—	—	(5,305,607)	—	(5,305,607)
Net gain from discontinued operation	—	—	—	1,128,602	—	1,128,602
Net profit for the period	—	—	—	$(8,496,543)	—	$(8,496,543)
Balance as of September 30, 2023	2,625,130	$—	$56,348,650	$(16,590,652)	$(175)	$39,757,823

Nine months ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2022	195,057,503	$—	$43,732,196	$(1,714,110)	$(298,576)	$41,719,510
Reverse shares split	(194,002,973)	—	—	—	—	—
Stock issued during the period	1,570,600		12,616,454	—	—	12,616,454
Foreign currency translation adjustment	—	—	—	—	298,401	298,401
Disposition of discontinued operations	—	—	—	(6,545,912)	—	(6,545,912)
Net loss from discontinued operation	—	—	—	1,124,674	—	1,124,674
Net loss for the period	—	—	—	$(9,455,304)	—	$(9,455,304)
Balance as of September 30, 2023	2,625,130	$—	$56,348,650	$(16,590,652)	$(175)	$39,757,823

Three months ended September 30, 2022

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of June 30, 2022	305,451,498	$—	$6,197,520	$7,551,523	$187,388	$13,936,431
Share cancellation	(120,418,995)	—	—	—	—	—
Stock issued during the period	10,000,000	—	37,057,176	—	—	37,057,176
Stock compensation	25,000	—	477,500	—	—	477,500
Foreign currency translation adjustment	—	—	—	—	(187,388)	(187,388)
Disposition of discontinued operation	—	—	—	(8,733,966)	—	(8,733,966)
Net gain from discontinued operations				1,738,568		1,738,568
Net profit for the period	—	—	—	$(8,657,091)	—	$(8,657,091)
Balance as of September 30, 2022	195,057,503	$—	$43,732,196	$(8,100,966)	$—	$35,631,230

Nine months ended September 30, 2022

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2021	305,451,498	$—	$6,197,520	$7,433,305	$898,497	$14,529,322
Share cancellation	(120,418,995)	—	—	—	—	—
Stock issued during the period	10,000,000	—	37,057,176	—	—	37,057,176
Stock compensation	25,000	—	477,500	—	—	477,500
Foreign currency translation adjustment	—	—	—	—	(898,497)	(898,497)
Disposition of discontinued operations	—	—	—	(8,733,966)	—	(8,733,966)
Net gain from discontinued operations				1,738,568		1,738,568
Net loss for the period	—	—	—	$(8,538,873)	—	$(8,538,873)
Balance as of September 30, 2022	195,057,503	$—	$43,732,196	$(8,100,966)	$—	$35,631,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended	For the Nine months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(9,455,304)	$(8,538,873)
Gain from discontinued operation	1,124,675	—
Loss from disposal operation	(6,545,912)	(6,418,752)
Digital assets impairment loss	2,591,489
Amortization of intangible asset	—	4,633
Depreciation	—	36,641

Changes in operating assets and liabilities:
Accounts receivables	6,044,289	592,924
Account receivable- related parties	549,606	3,043,409
Other receivables-related parties	(5,805,500)	—
Other receivables	288,143	(118,958)
Prepaid expenses	287,715	(12,936,012)
Prepaid expenses- related parties	1,914,515	(2,312,339)
Account payables	(20,644)	2,161,958
Account payable- related parties	(86,956)	(74,027)
Accrued expenses	(27,730)	(102,753)
Right of use assets	—	2,580,579
Lease liabilities	—	(2,789,981)
Tax payables	(130,200)	(489,844)
Other payables	(2,276,992)	17,882
Assets related to discontinued operations	3,018,129	6,418,752
Net cash flows provided by operating activities:	(8,530,677)	(18,924,761)

Cash flow from investing activities:
Digital assets	(24,990,000)	—
Loan receivables	1,614,841	1,662,363
Amortised expenses	—	(816,340)
Net cash used in investing activities:	(23,375,159)	846,023

Cash flow from financing activities:
Proceed from issuance of common stock	12,616,454	37,534,676
Shareholders loan	382,387	330,832
Net cash flows provided by financing activities:	12,998,841	37,865,508

Effect of exchange rate changes on cash	298,400	(141,482)

Change in cash and cash equivalents:	(18,608,595)	19,645,288

Cash and cash equivalents, beginning of period	$20,025,480	$616,594

Cash and cash equivalents, end of period	$1,416,885	$20,261,882

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Business

WeTrade Group, Inc was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

Software development

We provide AI-enabled software development services to our customers, which included developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Bitcoin Acquisition Strategy

Our bitcoin acquisition strategy generally involves acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin.

This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using our bitcoin holdings.

We believe that, due to its limited supply, bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long-term.

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Source of capital used to purchase Bitcoin	Digital asset original cost basis	Digital asset impairment losses	Digital asset carrying amount	Approximate number of Bitcoin held
Balance at December 31, 2022	-	-	-	-	-
Digital asset purchase	(a)	24,990,000	-	24,990,000	833
Digital asset impairment loss		-	(2,591,490)	-	-
Balance at September 30, 2023		24,990,000	(2,591,490)	22,398,510	833

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cautionary Statement

This Form 10-Q has not undergone external audit review. The information presented herein is the responsibility of the Company’s management and has not been verified for accuracy by independent auditors. On completion of the review of auditors, the company will file an amended 10-Q/A upon the completion of audit review.

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

The condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2023 and 2022 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2023, the results of its operations for the nine months ended September 30, 2023 and 2022, and its cash flows for the nine months ended September 30, 2023 and 2022. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

Digital Assets

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles—Goodwill and Other. The Company’s digital assets are initially recorded at cost. Subsequently, they are measured at cost, net of any impairment losses incurred since acquisition. Impairment losses are recognized as “Digital asset impairment losses” in the Company’s Consolidated Statement of Operations in the period in which the impairment occurs. Gains (if any) are not recorded until realized upon sale, at which point they are presented net of any impairment losses in the Company’s Consolidated Statements of Operations. In determining the gain to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoins sold immediately prior to sale.

The following table summarizes the Company’s digital asset holdings as of:

	September 30, 2023	December 31, 2022
Approximate number of bitcoins held	833.19	—
Digital assets carrying value	$22,398,510	$—
Cumulative asset impairment losses	$2,591,490	$—

As of September 30, 2023, approximately 833.19 of the bitcoins held by the Company, which had a carrying value of approximately $22.4 million on the Company’s Consolidated Balance Sheet as of September 30, 2023.

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying condensed consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The condensed consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to September 30, 2023.

	September 30, 2023	December 31, 2022
RMB: US$ exchange rate	7.27	6.90

The balance sheet amounts, with the exception of equity, September 30, 2023 and December 31, 2022 were translated at 7.27 RMB and 6.9 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended September 30, 2023 and year ended December 31, 2022 were 7.05 RMB and 6.75 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet. The transactions dominated in SGD are immaterial.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of September 30, 2023, there were no potentially dilutive shares.

	For the period September 30, 2023	For the period September 30, 2022
Statement of Operations Summary Information:
Net Loss	$(9,455,304)	$(8,496,543)
Weighted-average common shares outstanding - basic and diluted	114,844,076	233,072,453
Net loss per share, basic and diluted	$(0.08)	$(0.04)

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

NOTE 4 – REVENUE

We are in the business of providing AI-enabled software development services for industrial and other customers.

As of and for the period ended September 30, 2023, we generated revenues from customers amounting $2,229,009 as follow:

	September 30, 2023	September 30, 2022
Ycloud-SAAS business	$596,163	$9,197,681
Software development and industrial SAAS business	1,633,836	—
	$2,229,999	$9,197,681

NOTE 5 – CASH AND CASH EQUIVALENTS

As of September 30, 2023, the Company held cash in bank in the amount of $1,416,885, which consist of the following:

	September 30, 2023	December 31, 2022
Bank Deposits-USA	$—	$22,926
Bank Deposits- Outside USA	1,416,885	—
	$1,416,885	$22,926

NOTE 6 – DIGITAL ASSETS

As of September 30, 2023, digital assets holdings are as follow:

	September 30, 2023	December 31, 2022
Opening balance	$—	$—
Purchase of BTC	24,990,000	—
Impairment losses of digital assets	(2,591,490)	—
Ending balance	$22,398,510	$—

As of September 30, 2023, the Company has purchase approximately 833 BTC at the total cost of $24,990,000. For the nine months ended September 30, 2023, the Company recognized impairment loss of $2,591,490 on digital assets.

NOTE 7 – ACCOUNT RECEIVABLES, NET

As of September 30, 2023, accounts receivable are related to the services fee receivables from customers as follow:

	September 30, 2023	December 31, 2022
Accounts Receivables	$129,765	$—

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

NOTE 8 – PREPAYMENTS

As of September 30, 2023, prepayments consist of the following:

	September 30, 2023	December 31, 2022
Digital assets	$12,125,500	$—
Others	—	50,000
	$12,125,500	$50,000

As of September 30, 2023, there are prepayment of approximately $12,125,500 for the 40% prepayment of 1000 BTC, which is expected to be delivered by end of November 2023 with the lock up price of $30,000 per BTC.

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	September 30, 2023	December 31, 2022

Related parties payable	$719,683	$521,296
Director fee payable	954,000	770,000
	$1,673,683	$1,291,296

The related party balance of $719,683 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of September 30, 2023, the director fee payable of $954,000 represented the accrual of director fees from the appointment date to September 30, 2023.

 NOTE 10 – ACCRUED EXPENSES

As of September 30, 2023, accrued expenses consists of outsourcing expenses of software developments as follow:

	September 30, 2023	December 31, 2022
Software development fee for outsource staffs	$270,864	$—

NOTE 11 – DISCONTINUED OPERATIONS

On September 29, 2023, the Company’s Board of Directors passed a resolution to dissolve the operation of WeTrade Information System Limited and its wholly owned subsidiaries, resulting in a gain on disposal of $1,124,675. Loss from discontinued operations for the period ended September 30, 2023 and 2022 was as follows:

	Nine Months ended September 30 2023	Nine Months ended September 30 2022
Revenue:
Service revenue	$596,162	$—
Cost of revenue	(993,127)	—
Gross loss	(396,965)	—

Operating expenses:
General and Administrative	11,998,681	—
Operations Loss	(11,998,681)	—
Other (expenses)/ revenue	11,302,830	—
Loss from discontinued operations before income tax	(1,092,816)	—
Income tax expense	(31,860)	—
Gain from discontinued operation after tax	1,124,676	—
Loss on disposal of discontinued operation	(6,545,912)	(6,418,752)
LOSS FROM DISCONTINUED OPERATION	$(5,421,236)	$(6,418,752)

The major components of assets and liabilities related to discontinued operations are summarized below:

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$938	$13
Accounts receivables	—	654,139
Loan receivables	7,246,164
Prepayments	3,394,583	747,717
Property and equipment, net	736,995	70,493
Intangible asset	18,365	230
Other receivables	708,702	2,899
Total assets related to discontinued operations	12,105,747	1,475,491

Account payables	$212,173	$194,179
Other payables	7,460,121	38,881
Total liabilities related to discontinued operations	$7,672,294	$233,060

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of ordinary shares authorized, and has issued 2,625,130 shares with no par value as of September 30, 2023.

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

On June 9, 2023, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 1 for 185 reverse stock split (“Reverse Stock Split”). The total issued and outstanding shares of the Company’s common stock decreased from 195,057,503 to 1,054,530 shares, with the par value unchanged at zero .

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of September 30, 2023.

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

WeTrade Bit Technology Limited (“WBIT”) was incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. Since WBIT had no taxable income during the reporting period, it has not paid Hong Kong profits taxes. WITL has not recognized an income tax benefit for its operating losses in Hong Kong because the Company does not expect to commence active operations in Hong Kong.

The Company is currently conducting its major operations in the PRC through its subsidiaries, which are subject to tax from 15% to 25%.

NOTE 14- SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to September 30, 2023, to the date these unaudited condensed consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business

WeTrade Group, Inc was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

Software development

We provide AI-enabled software development services to our customers, which included developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Bitcoin Acquisition Strategy

Our bitcoin acquisition strategy generally involves acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin.

This overall strategy also contemplates that we may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our bitcoin holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using our bitcoin holdings.

We believe that, due to its limited supply, bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long-term.

Results of Operations

Results of Operations for the Nine months period Ended September 30, 2023 and 2022

The following tables provide a comparison of a summary of our results of operations for the nine months period ended September 30, 2023 and 2022.

	For the period September 30, 2023	From the period September 30, 2022
Revenue:
Service revenue- related parties	$36,096	$689,039
Service revenue- non related parties	2,193,903	8,508,642
	2,238,029	9,197,681
Cost of Revenue	(1,391,665)	(7,670,836)
Gross profit	838,334	1,526,845
Operating Expenses:
Impairment losses on digital assets	2,591,490	—
General and Administrative	12,537,426	(10,419,873)
Operation loss	(15,128,916)	(8,893,028
Other (expenses) /income	4,867,137	308,360
Net loss before income tax	(9,423,445)	(8,584,668)
Income tax expense	(31,859)	45,795
Net loss	(9,455,304)	(8,538,873)

Revenue from Operations

For the nine-month period ended September 30, 2023 and 2022, total revenue was $2,238,029 and $9,197,681 respectively, the decrease was mainly due to the decrease in Gross Merchandise Volume (“GMV”) in YCloud system as a result of the adjusting of Company business plan in 2023. There were no income generated from YCloud system in Q2 2023 and Q3 2023, however the decrease is offset by the increase in revenue of AI SAAS business $1.6 million in Q3 2023.

Cost of revenue

Cost of revenue mainly consists of staff payroll, PRC central provident fund (“CPF”), staff benefits, system development costs and outsourcing staff cost for system development, the decrease is in line with the decrease in revenue during the period.

General and Administrative Expenses

For the nine months period ended September 30, 2023 and 2022, general and administrative expenses were $15,128,916 and $10,419,873 respectively. The increase is mainly due to increase in system development expenses were incurred during the period.

Net Loss

As a result of the factors described above, there was a net loss of $9,455,304 and net income of $8,538,873 for the period ended September 30, 2023 and 2022, respectively. The increase in net loss is mainly due to decrease in Gross Merchandise Volume (“GMV”) as a result of the adjusting of Company business plan in 2023 and no income were generated from Y-Cloud system in Q2 2023 and Q3 2023 respectively.

Results of Operations for the three months period Ended September 30, 2023 and 2022

The following tables provide a comparison of a summary of our results of operations for the three months period ended September 30, 2023 and 2022.

	For the period September 30, 2023	From the period September 30, 2022
Revenue:
Service revenue- related parties	$—	$400,702
Service revenue- non related parties	1,633,836	5,206,568
	1,633,836	5,607,270
Cost of Revenue	(398,537)	(6,902,250)
Gross Profit/ (Loss)	1,235,299	(1,294,980)
Operating Expenses:
Impairment losses on digital assets	2,591,489	—
General and Administrative	11,030,660	7,799,979
Operation Loss	(13,622,149)	(7,799,979)
Other income	3,889,924	235,418
Net Loss before income tax	(8,496,926)	(8,859,541)
Income tax expense	383	202,450
Net Loss	(8,496,543)	(8,657,091)

Revenue from Operations

For the three-month period ended September 30, 2023 and 2022, total revenue was $1,633,836 and $5,607,270 respectively, the decrease was mainly due to the Company has changed its business strategy and intends to shift its SAAS services from PRC to overseas market. There were no revenue were generated from Y-Cloud system in Q2 2023 and Q3 2023. The decrease is mitigated by the increase in revenue of our new AI-enabled SAAS business in Q3 2023.

Cost of revenue

It is mainly consists of staff payroll, PRC central provident fund (“CPF”), staff benefits, system development costs and outsourcing staff cost for system development, the decrease is in line with the decrease in revenue during the period.

General and Administrative Expenses

For the three months period ended September 30, 2023 and 2022, general and administrative expenses were $11,030,660 and $7,799,979 respectively. The increase is mainly due to increase in system development expenses were incurred during the period.

Net Loss

As a result of the factors described above, there was a net loss of $8,496,926 and net income of $8,859,541 for the period ended September 30, 2023 and 2022, respectively. The increase in net loss is mainly due to decrease in Gross Merchandise Volume (“GMV”) as a result of the adjusting of Company business plan in 2023. There were no income were generated from Y-Cloud system in Q2 2023 and Q3 2023 respectively. The decrease in losses were mitigated by the increase in revenue of our new AI-enabled SAAS business of $1.6 million in Q3 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had cash on hand of $1,419,807. The decrease is mainly due to the company is strategy to acquire and hold BTC during the period. There were 833 BTC were acquired for approximately $25 million in cash, at a locked-in price of $30,000 per bitcoin. We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. The Company has option to purchase 6000 bitcoin over 12 months at the lock-in price of $30,000 per bitcoin.

Operating activities

As of September 30, 2023, our cash flow provided by operating activities is $8,530,677 for the period ended September 30, 2023 as compared to the cash flow provided by operating activities of $18,924,761 in prior period, which decreased by approximately of $10.4 million. The decrease was mainly due to decrease in revenue and decrease in Y-cloud SAAS services fee received from the customers during the period.

Investing activities

As of September 30, 2023, cash used in investing activities is $23,375,159 for the period ended September 30, 2023 as compared to the cash flow used in investing activities of $846,023 in prior period. The increase was mainly due to acquire of 833 BTC for the approximately $25 million in cash during the period.

Financing activities

Cash provided by our financing activities was $12,998,841 for the period ended September 30, 2023 as compared to cash provided by financing activities of $37,865,508. There were only share placement of approximately $12.6 million as compare to the share placement of $37.5 million in prior period.

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

With respect to the period ended September 30, 2023, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended September 30, 2023, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of September 30, 2023, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2023.

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

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of September 30, 2023.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Wetrade Group Inc for the fiscal quarter ended September 30, 2023, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WETRADE GROUP INC

Dated November 20, 2023	By:	/s/ Wei Hechun
Wei HeChun
Chief Executive Officer

/s/ Annie Huang
Annie Huang
Chief Financial Officer

