Form 10-Q/A
period 2023-09-30
WETRADE GROUP INC.
filed 2024-04-02
CIK 1784970

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

As of April 1, 2024, there were 2,625,130 shares of common stock outstanding.

Explanatory Note

WeTrade Group Inc. (the "Company") is filing this Amendment (the "Amendment") to the Quarterly Report on Form 10-Q for the nine months ended September 30, 2023, originally filed with the Securities and Exchange Commission on November 20, 2023 (the "Original Filing"), to amend our consolidated financial statements.

In the course of its financial statements closing process subsequent to the period ended December 31, 2023, the management of the Company determined to update certain amounts and information in the notes to the financial statement, particularly Note 11 regarding the Company’s information and amounts related to the discontinued operation.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WETRADE GROUP INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of September 30, 2023	As of December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$1,416,885	$24,232
Digital assets	21,930,658	—
Accounts receivable- non related parties, net	129,764	—
Other receivables-related parties	5,805,500	5,805,500
Prepayments	12,125,500	50,000
Assets related to discontinued operation	—	40,349,508
Total current assets	41,408,307	46,229,240
Total assets	41,408,307	$46,229,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	123,273	—
Accrued expenses	270,864	—
Amount due to related parties	1,673,683	1,303,296
Other payables	50,517	50,000
Liabilities related to discontinued operation	—	3,168,435
Total current liabilities	2,118,337	4,521,731
Total liabilities	2,118,337	4,521,731

Stockholders’ equity:
Common stock; no par value; 2,625,130 and 195,057,503 issued and outstanding at September 30, 2023 and December 31, 2022 respectively	—	—
Additional paid in capital	56,348,650	43,732,196
Accumulated other comprehensive loss	(175)	(310,577)
Accumulated deficits	(17,058,505)	(1,714,110)
Total stockholders’ equity	39,289,970	41,707,509

Total liabilities and stockholders’ equity	$41,408,307	$46,229,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Revenue:
Service revenue	$1,633,836	$—	$1,633,836	$—
Total service revenue	1,633,836	—	1,633,836	—
Cost of revenue	(398,537)	—	(398,537)	—
Gross Profit	1,235,299	—	1,235,299	—

Operating expenses
Impairment of digital assets	$(3,059,342)	$—	$(3,059,342)	$—
General and administrative expense	(1,526,531)	(6,315,959)	(1,526,531)	(6,800,305)
Total operating expenses	(4,585,873)	(6,315,959)	(4,585,873)	(6,800,305)

Loss from operations	(3,350,574)	(6,315,959)	(3,350,574)	(6,800,305)
Other (expenses)/ income	(10,935,694)	21,958	(10,935,694)	—
Loss before income taxes	(14,286,268)	(6,294,001)	(14,286,268)	(6,800,305)
Income tax expenses	—	—	—	—

Net loss from continuing operation	$(14,286,268)	$(6,294,001)	$(14,286,268)	$(6,800,305)

Discontinued Operations:
Loss from discontinued operation	70,477	(2,363,091)	(1,124,676)	(1,738,568)
Gain from discontinued operation	115,630	—	66,549	—

Comprehensive income
Net loss	$(14,100,161)	$(8,657,092)	$(15,344,395)	$(8,538,873)
Other comprehensive income
Foreign currency translation adjustment	(175)	—	(175)	—

Total comprehensive loss	$(14,100,336)	$(8,657,092)	$(15,344,570)	$(8,538,873)

Loss per share, basic and diluted	$(0.29)	$(0.04)	$(0.13)	$(0.03)

*Weighted-average shares outstanding, basic and diluted	48,205,725	192,768,916	114,844,076	233,072,453

*	Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split and issuance of new shares.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of June 30, 2023	1,054,530	$—	$43,732,196	$(2,958,344)	$(935,527)	$39,838,325
Stock issued during the period	1,570,600	—	12,616,454	—	—	12,616,454
Foreign currency translation adjustment	—	—	—	—	935,352	935,352
Net gain from discontinued operation	—	—	—	186,107	—	186,107
Net loss for the period	—	—	—	$(14,286,268)	—	$(14,286,268)
Balance as of September 30, 2023	2,625,130	$—	$56,348,650	$(17,058,505)	$(175)	$39,289,970

Nine months ended September 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2022	195,057,503	$—	$43,732,196	$(1,714,110)	$(310,577)	$41,707,509
Reverse shares split	(194,002,973)	—	—	—	—	—
Stock issued during the period	1,570,600		12,616,454	—	—	12,616,454
Foreign currency translation adjustment	—	—	—	—	310,402	310,402
Disposition of discontinued operations	—	—	—	(1,124,676)	—	(1,124,676)
Net gain from discontinued operation	—	—	—	66,549	—	66,549
Net loss for the period	—	—	—	$(14,286,268)	—	$(14,286,268)
Balance as of September 30, 2023	2,625,130	$—	$56,348,650	$(17,058,505)	$(175)	$39,289,970

Three months ended September 30, 2022

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of June 30, 2022	185,032,503	$—	$6,197,520	$7,551,523	$187,388	$13,936,431
Stock issued during the period	10,000,000	—	37,057,176	—	—	37,057,176
Stock compensation	25,000	—	477,500	—	—	477,500
Foreign currency translation adjustment	—	—	—	—	(764,034)	(764,034)
Disposition of discontinued operation	—	—	—	(2,363,091)	—	(4,703,664)
Net loss for the period	—	—	—	$(6,294,001)	—	$(3,953,428)
Balance as of September 30, 2022	195,057,503	$—	$43,732,196	$(1,105,569)	$(576,646)	$42,049,981

Nine months ended September 30, 2022

	Common Stock		Additional Paid in	Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2021	305,451,498	$—	$6,197,520	$7,433,305	$898,497	$14,529,322
Share cancellation	(120,418,995)	—	—	—	—	—
Stock issued during the period	10,000,000	—	37,057,176	—	—	37,057,176
Stock compensation	25,000	—	477,500	—	—	477,500
Foreign currency translation adjustment	—	—	—	—	(1,475,143)	(1,475,143)
Disposition of discontinued operations	—	—	—	(1,738,568)	—	(1,738,568)
Net loss for the period	—	—	—	$(6,800,306)	—	$(6,800,306)
Balance as of September 30, 2022	195,057,503	$—	$43,732,196	$(1,105,569)	$(576,646)	$42,049,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 WETRADE GROUP INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended	For the Nine months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net loss	$(14,286,268)	$(6,800,305)
Gain from discontinued operation	66,549	—
Loss from disposal operation	(1,124,676)	(1,738,568)
Digital assets impairment loss	3,059,342	—

Changes in operating assets and liabilities:
Accounts receivables	(129,766)	—
Prepaid expenses	(12,075,500)	(50,000)
Account payables	123,273	—
Accrued expenses	270,864	—
Tax payables	517	—
Assets related to discontinued operations	32,979,652	(31,203,493)
Liabilities related to discontinued operations	—	(1,008,856)
Net cash flows provided by/ (used in) operating activities	8,883,987	(40,801,222)

Cash flow from investing activities:
Digital assets	(24,990,000)	—
Property, plant and equipments	—	395,353
Amortised expenses	—	37,766
Net cash (used in)/ provided by investing activities	(24,990,000)	433,119

Cash flow from financing activities:
Proceed from issuance of common stock	12,616,454	37,534,676
Note receivables	—	3,844,030
Proceed from disposal of subsidiaries	4,500,000	—
Shareholders loan	382,387	(111,765)
Net cash flows provided by financing activities	17,498,841	41,266,941

Effect of exchange rate changes on cash	(175)	(1,475,144)

Change in cash and cash equivalents:	1,392,653	(576,306)

Cash and cash equivalents, beginning of period	$24,232	$616,593

Cash and cash equivalents, end of period	$1,416,885	$40,287

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Digital asset impairment losses	Digital asset carrying amount	Approximate number of Bitcoin held
Balance at December 31, 2022	-	-	-	-
Digital asset purchase	24,990,000	-	24,990,000	833
Digital asset impairment loss	-	(3,059,342)	-	-
Balance at September 30, 2023	24,990,000	(3,059,342)	21,930,658	833

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

The following table summarizes the Company’s digital asset holdings as of:

	September 30, 2023	December 31, 2022
Approximate number of bitcoins held	833.19	—
Digital assets carrying value	$21,930,658	$—
Cumulative asset impairment losses	$3,059,342	$—

As of September 30, 2023, approximately 833.19 of the bitcoins held by the Company, which had a carrying value of approximately $21.9 million on the Company’s Consolidated Balance Sheets as of September 30, 2023.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of September 30, 2023, there were no potentially dilutive shares.

	For the period September 30, 2023	For the period September 30, 2022
Statement of Operations Summary Information:
Net Loss	$(14,286,268)	$(6,800,305)
Weighted-average common shares outstanding - basic and diluted	114,844,076	233,072,453
Net loss per share, basic and diluted	$(0.12)	$(0.03)

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

NOTE 4 – REVENUE

We are in the business of providing AI-enabled software development services for industrial and other customers.

As of and for the period ended September 30, 2023, we generated revenues from customers amounting $1,633,836 as follow:

	September 30, 2023	September 30, 2022
AI Software development and industrial SAAS business	$1,633,836	$—
	$1,633,836	$—

NOTE 5 – CASH AND CASH EQUIVALENTS

As of September 30, 2023, the Company held cash in bank in the amount of $1,416,885, which consist of the following:

	September 30, 2023	December 31, 2022
Bank Deposits-USA	$—	$24,232
Bank Deposits- Outside USA	1,416,885	—
	$1,416,885	$24,232

NOTE 6 – DIGITAL ASSETS

As of September 30, 2023, digital assets holdings are as follow:

	September 30, 2023	December 31, 2022
Opening balance	$—	$—
Purchase of BTC	24,990,000	—
Impairment losses of digital assets	(3,059,342)	—
Ending balance	$21,930,658	$—

As of September 30, 2023, the Company has purchase approximately 833 BTC at the total cost of $24,990,000. For the nine months ended September 30, 2023, the Company recognized impairment loss of $3,059,342 on digital assets.

Digital assets are available for sales and there is no term of maturity, it will be held for less than one year and can be sold at any time.

NOTE 7 – ACCOUNT RECEIVABLES

As of September 30, 2023, accounts receivable are related to the services fee receivables from customers as follow:

	September 30, 2023	December 31, 2022
Accounts Receivables	$129,764	$—

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

As of September 30, 2023, there are prepayment of approximately $12,125,500 for the 40% prepayment of 1000 BTC, which is expected to be delivered by May 2024 with the lock up price of $30,000 per BTC.

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	September 30, 2023	December 31, 2022

Related parties payable	$365,877	$377,464
Amount due to shareholders	411,806	155,832
Director fee payable	896,000	770,000
	$1,673,683	$1,303,296

The related party balance of $365,877 represented advances from former shareholders for Company’s daily operation.

As of September 30, 2023, the amount due to shareholders of $411,806 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of September 30, 2023, the director fee payable of $896,000 represented the accrual of director fees from the appointment date to September 30, 2023.

The amount due to related parties are interest free, no collateral and have no fixed of repayment period.

 NOTE 10 – ACCRUED EXPENSES

As of September 30, 2023, accrued expenses consists of outsourcing expenses of software developments as follow:

	September 30, 2023	December 31, 2022
Software development fee for outsource staffs	$270,864	$—

NOTE 11 – DISCONTINUED OPERATIONS

On September 29, 2023, the Company’s Board of Directors passed a resolution to dissolve the operation of WeTrade Information System Limited and its wholly owned subsidiaries, resulting in a loss from discontinued operation of $1,124,675. The consideration of disposal of subsidiaries are based on its net asset value (“NAV”) and due to deteriorate of SAAS business and high turnover rate of account receivables in PRC operation. Loss from discontinued operations for the period ended September 30, 2023 and 2022 was as follows:

	Nine Months ended September 30 2023	Nine Months ended September 30 2022
Revenue:
Service revenue	$596,162	$9,197,681
Cost of revenue	(993,127)	(7,670,837)
Gross (loss)/profit	(396,965)	1,526,844

Operating expenses:
General and Administrative	11,998,680	3,619,568
Operations Loss	(12,395,645)	(2,092,724)
Other revenue	11,302,830	308,360
Loss from discontinued operations before income tax	(1,092,815)	(1,784,364)
Income tax (expense)/income	(31,860)	45,795
Loss from discontinued operation after tax	(1,124,675)	(1,738,569)
Loss from discontinued operation	$(1,124,675)	$(1,738,569)

The major components of assets and liabilities related to discontinued operations are summarized below:

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$938	$20,001,263
Accounts receivables	—	7,377,801
Loan receivables	7,246,164	1,614,840
Prepayments	3,394,583	9,219,947
Property and equipment, net	736,995	1,821,429
Intangible asset	18,365	23,188
Other receivables	708,702	291,040
Total assets related to discontinued operations	12,105,747	40,349,508

Account payables	$212,173	$425,053
Other payables	7,460,121	2,743,382
Total liabilities related to discontinued operations	$7,672,294	$3,168,435

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

There are several subsidiaries were incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%.

The Company is currently conducting its certain operations in the PRC through its subsidiaries, which are subject to tax from 15% to 25%.

NOTE 14- SUBSEQUENT EVENTS

Change of Company name

On January 31, 2024 The Company has been filled with the Securities and Exchange Commission, pursuant to Section 14C of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the name change of the Company, from “WeTrade Group Inc.” to “Next Technology Holding Inc”; and be it further, changes its Nasdaq Trading Symbol from “WETG” to “NXTT”; and be it further, authorized that the first article of the Company’s Articles of Incorporation is revised to read as follows: “Next Technology Holding Inc.”, which expect will be effective in end March 2024.

Other Events

On November 7, 2023, the Chancery Court issued a temporary restraining order primarily restraining the plaintiff-shareholders and their affiliates (including former director-Zheng Dai, Pijun Liu, and Lina Jiang) from claiming to act on behalf of the Company. On November 30, 2023, the Company responded to plaintiffs’ arguments that they controlled WeTrade, pointing out that plaintiffs’ case was largely built upon forged signatures and other fabricated materials. In response, the plaintiffs withdrew their opposition to the Company’s request for an injunction. On January 5, 2024, the Chancery Court entered a preliminary injunction order (attached hereto). Specifically, the order restrained plaintiff-shareholders and their affiliates from the following conduct:

(i) acting as or holding themselves out as majority shareholders, directors, executives, or employees of the Company and its affiliates;

(ii) making any attempts to contact the SEC, Nasdaq, government authorities, or make any filing or press release on behalf of the Company;

(iii) making any attempts to change the board composition and executive team;

(iv) disseminating false statements regarding the Company and its leadership;

(v) making any attempts to contact the Company’s service providers, including auditors, stock transfer agents, and filing agents;

(vi) making any attempts to issue the Company’s shares.

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

Results of Operations

Results of Operations for the Nine months period Ended September 30, 2023 and 2022

The following tables provide a comparison of a summary of our results of operations for the nine months period ended September 30, 2023 and 2022.

	For the period September 30, 2023	From the period September 30, 2022
Revenue:
Service revenue	$1,633,836	$—
Cost of Revenue	(398,537)	—
Gross profit	1,235,299	—
Operating Expenses:
Impairment losses on digital assets	3,059,342	—
General and administrative expenses	1,526,531	(6,800,305)
Operation loss	(3,350,574)	(6,800,305)
Other (expenses) /income	(10,935,694)	—
Net loss before income tax	(14,286,268)	(6,800,305)
Income tax expense	—	—
Net loss	(14,286,268)	(6,800,305)

Revenue from Operations

For the nine-month period ended September 30, 2023 and 2022, total revenue was $1,633,836 and $nil respectively, the revenue is mainly generated from the AI software development and SAAS software solutions for industrial and other businesses users.

Cost of revenue

Cost of revenue mainly consists of staff payroll, system development costs and outsourcing staff cost for system development, which is in line with the increase in revenue during the period.

General and Administrative Expenses

For the nine months period ended September 30, 2023 and 2022, general and administrative expenses were $1,526,531 and $6,800,305 respectively. The decrease is mainly due to lesser expenses were incurred for the Nasdaq IPO professional fees in Q3 2023 as compare to the prior period.

Other Income/(Expenses)

The other expenses of $10,935,694 is mainly due to the loan waiver of amount due from related companies during the period.

Net Loss

As a result of the factors described above, there was a net loss of $14,286,268 and net loss of $6,800,305 for the period ended September 30, 2023 and 2022, respectively. The increase in net loss is mainly due to the loan waiver of amount due from related companies during the period.

Results of Operations for the three months period Ended September 30, 2023 and 2022

The following tables provide a comparison of a summary of our results of operations for the three months period ended September 30, 2023 and 2022.

	For the period September 30, 2023	From the period September 30, 2022
Revenue:
Service revenue- related parties	$1,633,836	$—
Cost of Revenue	(398,537)	—
Gross Profit	1,235,299	—
Operating Expenses:
Impairment losses on digital assets	3,059,342	—
General and administrative expenses	1,526,531	6,315,959
Operation Loss	(3,350,574)	(6,315,959)
Other (expenses)/income	(10,935,694	21,958
Net Loss before income tax	(14,286,268)	(6,294,001)
Income tax expense	—	—
Net Loss	(14,286,268)	(6,294,001)

Revenue from Operations

For the three-month period ended September 30, 2023 and 2022, total revenue was $1,633,836 and $nil respectively, the revenue is mainly generated from the AI software development and SAAS software solutions for industrial and other businesses users.

Cost of revenue

Cost of revenue mainly consists of staff payroll, system development costs and outsourcing staff cost for system development, which is in line with the increase in revenue during the period.

General and Administrative Expenses

For the nine months period ended September 30, 2023 and 2022, general and administrative expenses were $1,526,531 and $6,315,959 respectively. The decrease is mainly due to no expenses were incurred for the Nasdaq IPO professional fees in Q3 2023 as compare to the prior period.

Other Expenses

The other expenses of $10,935,694 is mainly due to the loan waiver of amount due from related companies during the period.

Net Loss

As a result of the factors described above, there was a net loss of $14,286,268 and net loss of $6,294,001 for the period ended September 30, 2023 and 2022, respectively. The increase in net loss is mainly due to the loan waiver of amount due from related companies of $10,935,694 and impairment losses on digital assets of $3,059,342 during the period.

Liquidity and Capital Resources

As of September 30, 2023, we had cash on hand of $1,416,885. The increase is mainly due to the proceed from disposal of subsidiaries of $4,500,000 during the period.

Operating activities

As of September 30, 2023, our cash flow provided by operating activities is $8,883,987 for the period ended September 30, 2023 as compared to the cash flow used in operating activities of $40,801,222 in prior period. The increase was mainly due to increase in assets related to discontinued operation as compare to the prior period.

Investing activities

As of September 30, 2023, cash used in investing activities is $24,990,000 for the period ended September 30, 2023 as compared to the cash flow provided by investing activities of $433,119 in prior period. The increase was mainly due to acquire of 833 BTC for the approximately $25 million in cash during the period.

Financing activities

Cash provided by our financing activities was $17,498,841 for the period ended September 30, 2023 as compared to cash provided by financing activities of $41,266,941. The decrease is mainly due to lesser in share placement of approximately $12.6 million during the period as compare to the share placement of $37.5 million in prior period.

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

 PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since mid-September 2023, Mr. Zheng Dai, Mr. Pijun Liu, and certain individuals under their control (the “Unauthorized Persons”) had been falsely and repeatedly holding themselves out as representing and/or authorized to represent the Company. For example, the Unauthorized Persons caused to be filed certain current reports on Forms 8-K dated September 28, 2023 and October 10, 2023, in which they purported to appoint new officers and directors. These filings were false and should be disregarded.

On September 28, 2023, a derivative lawsuit was filed by certain purported shareholders affiliated with the Unauthorized Persons in the United States District Court for the District of Wyoming against certain officers and directors of the Company, seeking control of the Company. This case was dismissed without prejudice on October 18, 2023.

On October 18, 2023, the same individuals who filed the above-described derivative suit filed a direct action against the Company in the Chancery Court of the State of Wyoming (the “Chancery Court”), again seeking control of the Company. The Company responded to the lawsuit, sought a temporary restraining order restraining the plaintiff-shareholders and their affiliates (including the Unauthorized Persons) from claiming be in control of the Company.

On November 7, 2023, the Chancery Court issued a temporary restraining order substantially restraining the plaintiff-shareholders and their affiliates from claiming to act on behalf of the Company. The lawsuit remains pending as at reporting date..

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

WETRADE GROUP INC

Dated: April 1, 2024	By:	/s/ Liu Wei Hong
Wei Hong Liu
Chief Executive Officer

/s/ Ken Tsang
Ken Tsang
Chief Financial Officer

