Form 10-K
period 2023-12-31
Next Technology Holding Inc.
filed 2024-04-15
CIK 1784970

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

NEXT TECHNOLOGY HOLDING INC (FORMERLY KNOWN AS WETRADE GROUP INC)
(Exact name of registrant as specified in its charter)

Wyoming	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 519, 05/f Block T3 Qianhai Premier Finance Centre Unit 2 Guiwan Area, Nanshan District Shenzhen People’s Republic of China
(Address of principal executive offices) (Zip code)

+86 158 2117 2322
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K. Yes ☒     No ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D.1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of April 15, 2023, there were 2,625,130 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

NEXT TECHNOLOGY HOLDING INC (Formerly known as “WeTrade Group, Inc”) (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2023, the Company pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Digital asset gain / (losses)	Digital asset market value	Approximate number of Bitcoin held
Balance at December 31, 2022	—	—	—	—
Digital asset purchase	24,990,000	—	35,206,901	833
Digital asset gain/ (loss)	—	10,216,901	—	—
Balance at December 31, 2023	24,990,000	10,216,901	35,206,901	833

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

Government Regulation

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change.

Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the U.S., digital assets are subject to overlapping, uncertain and evolving regulatory requirements.

As digital assets have grown in both popularity and market size, the U.S. Executive Branch, Congress and a number of U.S. federal and state agencies, including the Financial Crimes Enforcement Network, the Commodity Futures Trading Commission (“CFTC”), the SEC, the Financial Industry Regulatory Authority, the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the IRS and state financial regulators, have been examining the operations of digital asset networks, digital asset users and digital asset exchanges, with particular focus on the extent to which digital assets can be used to violate state or federal laws, including to facilitate the laundering of proceeds of illegal activities or the funding of criminal or terrorist enterprises, and the safety and soundness and consumer-protective safeguards of exchanges or other service-providers that hold, transfer, trade or exchange digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries have issued rules or guidance regarding the treatment of digital asset transactions and requirements for businesses engaged in activities related to digital assets.

Depending on the regulatory characterization of bitcoin, the markets for bitcoin in general, and our activities in particular, our business and our bitcoin acquisition strategy may be subject to regulation by one or more regulators in the United States and globally. Ongoing and future regulatory actions may alter, to a materially adverse extent, the nature of digital assets markets, the participation of industry participants, including service providers and financial institutions in these markets, and our ability to pursue our bitcoin strategy. Additionally, U.S. state and federal and foreign regulators and legislatures have taken action against industry participants, including digital assets businesses, and enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from digital assets activity. U.S. federal and state energy regulatory authorities are also monitoring the total electricity consumption of cryptocurrency mining, and the potential impacts of cryptocurrency mining to the supply and dispatch functionality of the wholesale grid and retail distribution systems. Many state legislative bodies have passed, or are actively considering, legislation to address the impact of cryptocurrency mining in their respective states.

The CFTC takes the position that some digital assets, including bitcoin, fall within the definition of a “commodity” under the Commodities Exchange Act of 1936, as amended (the “CEA”). Under the CEA, the CFTC has broad enforcement authority to police market manipulation and fraud in spot digital assets markets in which we may transact. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market exchanges or transactions involving digital asset commodities that do not utilize margin, leverage, or financing. In addition, CFTC regulations and CFTC oversight and enforcement authority apply with respect to futures, swaps, other derivative products and certain retail leveraged commodity transactions involving digital asset commodities, including the markets on which these products trade.

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets.

In addition, since transactions in bitcoin provide a degree of anonymity, they are susceptible to misuse for criminal activities, such as money laundering. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of bitcoin and Bitcoin platforms, and there is the possibility that law enforcement agencies could close bitcoin platforms or other bitcoin-related infrastructure with little or no notice and prevent users from accessing or retrieving bitcoin held via such platforms or infrastructure. For example, in her January 2021 nomination hearing before the Senate Finance Committee, Treasury Secretary Janet Yellen noted that cryptocurrencies have the potential to improve the efficiency of the financial system but that they can be used to finance terrorism, facilitate money laundering, and support activities that threaten U.S. national security interests and the integrity of the U.S. and international financial systems. The U.S. Treasury Department’s Office of Foreign Assets Control has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the Specially Designated Nationals and Blocked Persons list and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

As noted above, activities involving bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

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

Transfers of Cash to and from Our Subsidiaries

NEXT TECHNOLOGY HOLDING INC. is a holding company with no operations of its own. We conduct our operations in Hong Kong and China primarily through our subsidiaries in both Hong Kong and China. We may rely on dividends to be paid by our Hong Kong and PRC subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

NEXT TECHNOLOGY HOLDING INC. is permitted under the Wyoming laws to provide funding to our subsidiaries in Singapore, Hong Kong and PRC through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Next Technology is also permitted under the laws of Hong Kong to provide funding to Next Technology Inc. through dividend distribution without restrictions on the amount of the funds.  As of the date of this annual report, there has been no distribution of dividends or assets among the holding company or the subsidiaries. We currently do not have any cash management policies in place.

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

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from NEXT TECHNOLOGY HOLDING INC. to Hong Kong subsidiaries or from Hong Kong subsidiaries to NEXT TECHNOLOGY HOLDING INC. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

Current PRC regulations permit our PRC subsidiaries to pay dividends to Next Technology only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our subsidiaries in China is required to set aside at least 10% of its after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital. Each of such entity in China is also required to further set aside a portion of its after-tax profits to fund the employee welfare fund, although the amount to be set aside, if any, is determined at the discretion of its board of directors. Although the statutory reserves can be used, among other ways, to increase the registered capital and eliminate future losses in excess of retained earnings of the respective companies, the reserve funds are not distributable as cash dividends except in the event of liquidation.

Overview of Business and Industry

Software Development

We provide AI-enabled software development services to our customers in USA, Hong Kong, China and Singapore, which included developing, designing and implementing various SAAS software solutions for business of all types, including industrials and other businesses.

The analytics market is highly competitive and subject to rapidly changing technology and market conditions. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness; the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products. Failure to perform in these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

Bitcoin Holding

We hold substantially all of our bitcoin in custody accounts at Japanese based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. Our bitcoin acquisition strategy generally involves acquiring bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

We view our bitcoin holdings as long-term holdings and expect to continue to accumulate bitcoin. We have not set any specific target for the amount of bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin.

Bitcoin Industry and Market

Bitcoin is a digital asset that is issued by and transmitted through an open-source protocol, known as the Bitcoin protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. This network hosts a public transaction ledger, known as the Bitcoin blockchain, on which bitcoin holdings and all validated transactions that have ever taken place on the Bitcoin network are recorded. Balances of bitcoin are stored in individual “wallet” functions, which associate network public addresses with one or more “private keys” that control the transfer of bitcoin. The Bitcoin blockchain can be updated without any single entity owning or operating the network.

Creation of New Bitcoin and Limits on Supply

New bitcoin is created and allocated by the Bitcoin protocol through a “mining” process that rewards users that validate transactions in the Bitcoin blockchain. Validated transactions are added in “blocks” approximately every 10 minutes. The mining process serves to validate transactions and secure the Bitcoin network. Mining is a competitive and costly operation that requires a large amount of computational power to solve complex mathematical algorithms. This expenditure of computing power is known as “proof of work.” To incentivize miners to incur the costs of mining bitcoin, the Bitcoin protocol rewards miners that successfully validate a block of transactions with newly generated bitcoin.

The Bitcoin protocol limits the total number of bitcoin that can be generated over time to 21 million. The current reward for miners that successfully validate a block of transactions is 6.25 bitcoin per mined block. Based on current mining rates, we anticipate the reward will decrease by half to 3.125 bitcoin per mined block sometime in April 2024. This decrease in mining reward is referred to as a bitcoin halving, and it occurs after every 210,000 blocks are mined, which has historically occurred approximately every four years.

Modifications to the Bitcoin Protocol

Bitcoin is an open-source network that has no central authority, so no one person can unilaterally make changes to the software that runs the network. However, there is a core group of developers that maintain the code for the Bitcoin protocol, and they can propose changes to the source code and release periodic updates and other changes. Unlike most software that has a central entity that can push updates to users, bitcoin is a peer-to-peer network in which individual network participants, called nodes, decide whether to upgrade the software and accept the new changes. As a practical matter, a modification becomes part of the Bitcoin protocol only if the proposed changes are accepted by participants collectively having the most processing power, known as hash rate, on the network. If a certain percentage of the nodes reject the changes, then a “fork” takes place and participants can choose the version of the software they want to run.

Bitcoin Industry Participants

The primary Bitcoin industry participants are miners, investors and traders, digital asset exchanges and service providers, including custodians, brokers, payment processors, wallet providers and financial institutions.

Miners. Miners range from bitcoin enthusiasts to professional mining operations that design and build dedicated mining machines and data centers, including mining pools, which are groups of miners that act cohesively and combine their processing power to mine bitcoin blocks.

Investors and Traders. Bitcoin investors and traders include individuals and institutional investors who, directly or indirectly, purchase, hold, and sell bitcoin or bitcoin-based derivatives. On January 10, 2024, the Securities and Exchange Commission (“SEC”) issued an order approving several applications for the listing and trading of shares of spot bitcoin exchange-traded products (“ETPs”) on U.S. national securities exchanges. While the SEC had previously approved exchange-traded funds where the underlying assets were bitcoin futures contracts, this order represents the first time the SEC has approved the listing and trading of ETPs that acquire, hold and sell bitcoin directly. ETPs can be bought and sold on a stock exchange like traditional stocks, and provide investors with another means of gaining economic exposure to bitcoin through traditional brokerage accounts.

Digital Asset Exchanges. Digital asset exchanges provide trading venues for purchases and sales of bitcoin in exchange for fiat or other digital assets. Bitcoin can be exchanged for fiat currencies, such as the U.S. dollar, at rates of exchange determined by market forces on bitcoin trading platforms, which are not regulated in the same manner as traditional securities exchanges. In addition to these platforms, over-the-counter markets and derivatives markets for bitcoin also exist. The value of bitcoin within the market is determined, in part, by the supply of and demand for bitcoin in the global bitcoin market, market expectations for the adoption of bitcoin as a store of value, the number of merchants that accept bitcoin as a form of payment, and the volume of peer-to-peer transactions, among other factors. For a discussion of risks associated with digital asset exchanges, see “Item 1A. Risk Factors—Risks Related to Our Bitcoin Acquisition Strategy and Holdings—Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.”

Service providers. Service providers offer a multitude of services to other participants in the Bitcoin industry, including custodial and trade execution services, commercial and retail payment processing, loans secured by bitcoin collateral, and financial advisory services. If adoption of the Bitcoin network continues to materially increase, we anticipate that service providers may expand the currently available range of services and that additional parties will enter the service sector for the Bitcoin network.

Revenue Model

In the business of providing AI-enable software development services and solutions, we derive our revenue from AI-software development and technical supporting services.

Competition

The AI-enable software development market is highly competitive and subject to rapidly changing technology and market conditions. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness; the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products. Failure to perform in these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

Domain

We have the right to use the following domain registration issued in the USA:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name

1	2023/09/15	2024/09/14	GoDaddy Operating Company, LLC	wetradegroup.technology

Our Employees

As of the date hereof and in the fiscal year 2023, we have, 8 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Operating	3
Technology	2
General and Administrative	1
Financial Department	2
Total	8

We provide employee benefits for each employee in accordance with Hong Kong law.  These include pension, medical, unemployment, work injury and maternity insurance, and a housing provident fund.

Our employees have not formed any employee union or association. We believe we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Insurance

We maintain certain insurance policies to safeguard us against risks and unexpected events. For example, we provide social security insurance including pension insurance, unemployment insurance, work-related injury insurance and medical insurance for our employees in compliance with applicable Hong Kong and PRC laws. We do not maintain business interruption insurance or product liability insurance, which are not mandatory under Hong Kong and PRC laws. We do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During the fiscal years 2023 and 2022, we did not make any material insurance claims in relation to our business.

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

On November 7, 2023, the Chancery Court issued a temporary restraining order substantially restraining the plaintiff-shareholders and their affiliates from claiming to act on behalf of the Company. The lawsuit remains pending as at reporting date.

On November 30, 2023, the Company responded to plaintiffs’ arguments that they controlled the Company, pointing out that plaintiffs’ case (Mr. Dai Zheng and his affiliates) was largely built upon forged signatures and other fabricated materials. In response, the plaintiffs withdrew their opposition to the Company’s request for an injunction.

On January 5, 2024, the Chancery Court entered a preliminary injunction order (attached hereto). Specifically, the order restrained Mr. Dai Zheng and his affiliates from the following conduct:

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

Our PRC subsidiary is in compliance with PRC’s social insurance and housing fund regulations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People Republic of China. The office has 200 square meters and the lease runs from January 1, 2023 to December 31, 2025.

The following table sets forth the leases term and monthly rent:

Lease Term	Address	Space (square meters)
January 1, 2023 to December 31, 2025	Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People Republic of China.	200

ITEM 3. LEGAL PROCEEDINGS

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

On November 7, 2023, the Chancery Court issued a temporary restraining order substantially restraining the Mr. Dai Zheng and his affiliates from claiming to act on behalf of the Company. The lawsuit remains pending as at reporting date.

On November 30, 2023, the Company responded to plaintiffs’ arguments that they controlled the Company, pointing out that plaintiffs’ case (Mr. Dai Zheng and his affiliates) was largely built upon forged signatures and other fabricated materials. In response, the plaintiffs withdrew their opposition to the Company’s request for an injunction.

On January 5, 2024, the Chancery Court entered a preliminary injunction order (attached hereto). Specifically, the order restrained Mr. Dai Zheng and his affiliates from the following conduct:

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

The Company is controlled by its current board of directors, composed of the following personnel: Lichen Dong (Chairman of the Board), Lim Kian Wee, Mahesh Thapaliya, and Jianbo Sun as of reporting date.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “NXTT”. The following table sets forth, for the periods indicated since then, the high and low closing prices of our common stock on the Nasdaq Capital Market as reported by Yahoo Finance.

	High bid	Low bid
Fiscal Year 2024
March 31, 2023	$6.66	$3.83

Fiscal Year 2023
December 31, 2023	$6.2	$2.1
September 30, 2023	$14.3	$2.8
June 30, 2023(from June 9, 2023, post-reverse stock split)	47.1	6.8
March 31, 2023

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of March 31, 2024 was $6.22 per share. As of March 31, 2024, we had approximately 2,700 shareholders of record for our common stock.

Transfer Agent

The transfer agent for our common stock is Globex Transfer LLC. The transfer agent’s telephone number and address is (813) 344-4490 and 780 Deltona Blvd, Deltona, FL 32725.

Holders

As of the close of business on December 31, 2023, there were approximately 2,700 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On June 9, 2023, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 1 for 185 reverse stock split (“Reverse Stock Split”). The total issued and outstanding shares of the Company’s common stock decreased from 195,057,503 to 1,054,530 shares, with the par value unchanged at zero.

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2023.

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

Overview

NEXT TECHNOLOGY HOLDING INC (Formerly known as “WeTrade Group Inc”) was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

Change of Officer and Director

On December 11, 2023, according to the voting results of the Annual Shareholders’ Meeting (the “Meeting”), Lichen Dong, Lim Kian Wee, Mahesh Thapaliya and Jianbo Sun are respectively appointed as the director of the Company, forming the new Board of Directors of the Company. Biming Guo, Ning Qin, Yuxing Ye no longer serves as the director of the Company.

On December 11, 2023, the new Board of Directors held a regular meeting, and made the following resolutions:

1. Mr. Lichen Dong is appointed as the Chairman of the Board.

2. The Audit Committee of the Company is composed of all four independent directors (Lichen Dong, Lim Kian Wee, Mahesh Thapaliya and Jianbo Sun) as members, and Lim Kian Wee is designated as the Chair of the Audit Committee.

3. The Nominating Committee of the Company is composed of all four independent directors (Lichen Dong, Lim Kian Wee, Mahesh Thapaliya and Jianbo Sun) as members, and Lichen Dong is designated as the Chair of the Nominating Committee.

4. The Compensation Committee of the Company is composed of all four independent directors (Lichen Dong, Lim Kian Wee, Mahesh Thapaliya and Jianbo Sun) as members, and Jianbo Sun is designated as the Chair of the Compensation Committee.

Each of Lichen Dong, Lim Kian Wee, Mahesh Thapaliya and Jianbo Sun qualifies as an independent director under rules of The Nasdaq Stock Market, and does not have a family relationship with any director or executive officer of the Company, and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On December 13, 2023, Ms. Annie Huang tendered her resignation as a Chief Financial officer of NEXT TECHNOLOGY HOLDING INC. (the “Company”), effective from December 13, 2023. On the same day, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Mr. Ken Tsang was appointed as the Chief Financial Officer of the Company, effective December 13, 2023.

On December 28, 2023, Mr. Wei He Chun tendered his resignation as the chief executive officer, effective December 28, 2023.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal years ended December 31, 2023 and 2022.

Results of Operations for the fiscal years ended December 31, 2023 and 2022

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue:	(Unaudited)
Service revenue, non-related party	$2,633,308	$—
Cost of Revenue	(1,198,033)	—
Gross Profit	1,435,275	—
Operating Expenses:
General and Administrative	(3,478,482)	(6,793,718)
Operations loss	(2,043,207)	(6,793,718)
Other expenses	(1,130,153)	—
Loss before income tax	(3,173,360)	(6,793,718)
Income tax expenses	—	—
Net Loss	$(3,173,360)	$(6,793,718)

Revenue from Operations

For the fiscal year ended December 31, 2023 and 2022, total revenue was $2,633,308 and $nil, respectively. the revenue is mainly generated from the AI software development and SAAS software solutions for industrial and other businesses users.

Cost of revenue

Cost of revenue mainly consists of staff payroll, system development costs and outsourcing staff cost for system development, which is in line with the increase in revenue during the period.

General and Administrative Expenses

For the fiscal year ended December 31, 2023 and 2022, general and administrative expenses were $3,478,482 and $6,793,718 respectively. The decrease is mainly due to lesser expenses were incurred for the Nasdaq IPO professional fees in 2023 as compare to the prior reporting year.

Net loss

As a result of the factors described above, there was a net loss of $3,173,360 and $6,793,718 for the fiscal year ended December 31, 2023 and 2022, respectively, the decrease is mainly due to lesser expenses were incurred for the Nasdaq IPO professional fees in 2023 as compare to the prior reporting year.

The following chart provides a summary of our balance sheets for the fiscal years ended December 31, 2023 and 2022, it should be read in conjunction with the financial statements, and notes thereto.

	2023	2022
Cash and Cash equivalents	$668,387	$22,926
Digital Assets	35,206,901	—
Receivables	1,133,117	—
Prepayments	12,125,500	50,000
Other receivables	5,805,500	5,805,500
Assets related to discontinued operations	—	41,138,333
Total assets	$54,939,405	$47,016,759
Account payable	926,456	—
Amount due to related parties	1,681,098	1,220,366
Other liabilities	1,430,530	50,000
Liabilities related to discontinued operations	—	3,545,900
Total liabilities	$4,038,084	$4,816,266
Total stockholders’ equity	$50,901,321	$42,200,493

As of December 31, 2023, we had total assets of $54,939,405, which mainly consisted of $668,387 in cash, $35,206,901 in digital assets, and $17,931,000 in other receivables and prepayments; we had total liabilities of $4,038,084 which consisted of $926,456 in accounts payables, $1,681,098 in amount due to related parties and $1,430,530 in other liabilities; we had total stockholders’ equity of $50,901,321.

Operating activities

Our continuing cash flow generated from operating activities is $8,129,215 for the fiscal years ended December 31, 2023 as compare to the cash flow used in operating activities of $38,205,344 in prior year, which was increased by approximately of $46.3 million. The increase were mainly due to increase in assets related to discontinued operation.

Investing activities

Our continuing cash flow used in investing activities is $24,990,000 for the fiscal years ended December 31, 2023 as compare to $nil in prior year. The increase was mainly due to acquisition of 833 BTC with the amount of $24,990,000 during the year.

Financing activities

Cash generated from financing activities was $17,506,254 for the year ended December 31, 2023 as compare to the net cash generated from financing activities of $39,345,676, which was decreased by approximately of $22.4 million.

The decrease is mainly due to lesser in share placement of approximately $12.6 million during the period as compare to the share placement of $37.5 million in prior year.

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

Off-Balance Sheet Arrangements

On March 1,2024, the Company entered into that the share purchase agreement (the “Purchase Agreement”) with certain existing shareholders (the “Sellers”) of Future Dao Group Holding Limited, an exempted company incorporated and existing under the laws of the Cayman Islands(the “Target”),pursuant to which the Company agrees to purchase from the Sellers indirectly through Next Investment Group Limited, a wholly-owned subsidiary of the Company (“Next Investment”), and the Sellers agree to sell to Next Investment, an aggregate of 2,000 ordinary shares (the “Purchased Shares”) of the Target (the “Transaction”) at a per share purchase price of $6,698 per share for an aggregate purchase price of $13,396,000 (the “Purchase Price”).Pursuant to the Purchase Agreement, at the closing of the Transaction, the Company will pay the Purchase Price by issuing to the Sellers an aggregate of 3,940,000 shares of common stock of the Company (the “Next Technology Common Stock”) based on an agreed-upon valuation of $3.4 per share (the “Per Share Price”). The Per Share Price is above $3.19, which is the average price per share of the shares of common stock of the Company traded on Nasdaq Capital Market in the five trading days prior to the signing date of the Purchase Agreement. Pursuant to the Purchase Agreement, each Seller will receive its portion of the Company’s Common Stock proportionate to the number of the Purchased Shares to be sold by such Seller to Next Investment under the Purchase Agreement, the transaction is expected to complete in end of April 2024.

Change of Company name

Effective April 2, 2024, Wetrade Group Inc. (the “Company”) changed its name to Next Technology Holding Inc. The name change was made pursuant to the Wyoming Business Corporations Act, and an amendment to Article I of the Company’s Amended and Restated Articles of Incorporation was filed with the Wyoming Secretary of State on March 18, 2024 (Amendment ID: 2024-004669585).

Our common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol "NXTT". Outstanding stock certificates for shares of the company are not affected by the name change. They continue to be valid and need not be exchanged.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2023, and 2022 are set forth on pages F-1 to F-13 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2023, we did not maintain effective internal control over financial reporting.

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

ITEM 9A. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Liu Wei Hong	30	Chief Executive Officer (Principal Executive Officer)
Ding Nan	44	Chief Operating Officer
Ken Tsang	43	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Dong Li Chen	38	Director, Chairman of the Board, and Chair of Nominating Committee Chair
Lim Kian Wee	43	Director and Chair of Audit Committee Chair
Mahesh Thapaliya	39	Director
Jianbo Sun	38	Director and Chair of Compensation Committee Chair

Background of Directors and Executive Officers

Mr. Weihong Liu, Chief Executive Officer

Mr. Weihong Liu has more than 10 years of investment and research experience in the fields of crypto assets and blockchain technology. Mr. Liu has conducted in-depth analysis and strategic layout of potential investment opportunities in crypto assets. In addition, Mr. Liu has innovative business plans in high-tech and rapidly growing artificial intelligence generated content businesses, and he has a deep understanding of compliance requirements, market insights, and product functionality. Mr. Liu has been equipped with abundant knowledge reserves and strong executive capability in the corporate culture construction field as well as relevant experience in building diverse corporate culture dissemination system. Mr.Liu holds a bachelor’s degree in Business Management from University of The West of England.

Mr. Nan Ding, Chief Operating Officer

Mr. Ding has over 24 years of operational management experience in industries such as cross-border investment, supply chain finance, equipment manufacturing, and international trade. From 2012 to 2023, Mr. Ding successively founded Japan Zhaoyuan Trading Co., Ltd. and Japan Toyo Trading Co., Ltd., specializing in cross-border investment and international trade of bulk commodities. From 2007 to 2012, Mr. Ding established Haimeng Tongshang Co., Ltd. and Haimeng New Energy Technology Co., Ltd., mainly engaged in the production and manufacturing of environmental protection industry and new energy equipment. Prior to this, Mr. Ding had 8 years of experience in municipal project engineering services. Mr. Ding holds a bachelor’s degree in International Economic Management from University of Science and Technology Beijing.

Mr. Ken Tsang, Chief Financial Officer

Mr. Tsang is a fellow member of Association of Chartered Certified Accountants (“ACCA”) and member of Hong Kong Institute of Certified Public Accountants (“HKICPA”) with more than 15 years experiences in accounting, audit and assurance services with several listed and private companies operating in USA, Hong Kong and Mainland China. He has wide variety of industries experiences, including property developer, hotel and property management, investment companies, licensed corporations, entertainment solution companies, finance lease, factoring, general trading and manufacturing. Mr. Tsang also has extensive experiences in the capital market work and was engaged in several transactions and initial public offering in Hong Kong and USA. Mr. Tsang graduated with a bachelor’s degree at University of Hull, United Kingdom.

Lichen Dong, Director, Chairman of the Board

Mr. Lichen Dong has 15 years of work experience in the fields of investment, mergers and acquisitions, and finance, including corporate governance, fundraising, financial analysis, mergers and acquisitions, and complex international architecture construction. From 2022 to 2023, Mr. Dong served as a senior consultant for Future Dao Group, covering research and development of blockchain technology, clean energy application strategies, corporate governance, and capital restructuring and listing. Mr. Dong plays an indispensable role in formulating the company's strategic decisions, leveraging his unique business model and business acumen. Mr. Dong worked at a confidential information research center from 2019 to 2021, dedicated to promoting the application of business models that combine digital assets with physical industries. Mr. Dong also worked at Hanergy Holding Group and Jinko Power Group, specializing in the development and management of renewable energy and power generation assets. Mr. Dong has established various innovative investment models in the new energy industry, making outstanding contributions to market expansion and risk control cost control in the company's business management. Mr. Dong holds a bachelor's degree from the School of Automation and Electrical Engineering at Beijing University of Aeronautics and Astronautics, and a master's degree from the School of Electrical and Electronics Engineering at the University of Nottingham.

Lim Kian Wee, Director

Mr. Lim Kian Wee has over 15 years of experience in the research of block-chain and algae biomass field and he will serve as an independent director of the Company in Dec 2023. From June 2015 to present, he served as senior partner in Ethereum Dapp, a company that engaged in computer Science management and block-chain technical consultation of virtual currency central exchange. From April 2005 to October 2014, Mr. Lim has served as block-chain and computer scientific officer and cell biology lecturer in the several universities in USA and Singapore . From March 2008 to October 2013, Mr. Lim has served as founder of Algae Bioresource Centre SdnBhd, a company that engaged in providing R&D service and consultation related to algae biofuel and algae farm. Mr. Lim holds a bachelor’s degree in biotechnology from State University of New York in 2001 and Master degree in biotechnology from University of Pennsylvania in 2002. He was also PHD Candidate from National Taiwan University in February 2013 and withdrew his candidateship in September 2014. Mr. Lim has more than 10 professional publications and conference papers in the field of environmental sciences, Microalgae, biodiesel, new energy and block-chains.

Mahesh Thapaliya, Director

Mr. Mahesh Thapaliya has over 12 years of international business work experience. Since 2020, he has served as the Business Director of One World Corporations. The work involves conducting business cooperation around key international projects, including infrastructure, energy, industrial investment, art and culture, trade, investment, and other industries. From 2013 to 2020, Mr Mahesh works for Banner Electric Co. Ltd. and SINOPAK Electric Co. Ltd. He has extensive leadership experience in corporate technology brand marketing, internal control management, and corporate communication by providing services to multiple multinational corporations. Mr. Mahesh holds Master and Bachelor degree from Beihang University.

Jianbo Sun, Director

Mr. Jianbo Sun is an entrepreneur, venture capitalist, and philanthropist with 16 years of experience in establishing, investing in, and operating the intelligent manufacturing industry. Since February 2012, Mr. Sun has served as the President of Orejia Group Co Limited, responsible for strategic planning, industrial investment, and financial financing. Has successful experience in business trend judgment, enterprise management, and capital operation. Prior to this, Mr. Sun had 3 years of industry research experience at CITIC Securities, with a focus on investment portfolios in energy management, real estate, construction, and agriculture. Mr. Sun attaches great importance to corporate social responsibility in business operations, actively participates in charitable and public welfare activities, has supported thousands of impoverished children, and has donated multiple times in large-scale natural disaster events. Mr. Sun holds a Bachelor's degree in Business Administration from the University of International Business and Economics.

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

Audit Committee

Our Audit Committee consists of Lim Kian Wee (Chair), Dong Li Chen, and Mahesh Thapaliya. Each member of the Audit Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

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

Compensation Committee

Our Compensation Committee consists of Sun Jian Bo, (Chair), Dong Li Chen, and Lim Kian Wee. Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. Our Compensation Committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee will be responsible for, among other things:

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

Nominating Committee

Our Nominating Committee consists of Dong Li Chen (Chair), Lim Kian Wee and Mahesh Thapaliya. Each member of the Nominating Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. The nominating committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating Committee will be responsible for, among other things:

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

The following table provides certain information regarding the diversity of our Board of Directors as of the date of this annual report.

Board Diversity Matrix (As of the date of this annual report)
Country of Principal Executive Offices:	China
Foreign Private Issuer	No
Disclosure Prohibited Under Home Country Law	No
Total Number of Directors	4

	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	0	4	0	0
Part II: Demographic Background
Underrepresented Individual in Home Country Jurisdiction	—
LGBTQ+	—

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2023 and 2022, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$2,000 (the “named executive officers”).

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)	All Other Compensation ($)	Total($)
Hechun Wei	2023	24,000	—	—	—	24,000
CEO (as of December 28, 2023)	2022	2,000	—	—	—	2,000
Annie Huang	2023	24,000	—	—	—	24,000
CFO and Secretary(as of December 13, 2023)	2022	4,000	—	—	—	4,000
Ken Tsang	2023	2,000	—	—	—	2,000	(1)
CFO and Secretary	2022	—	—	—	—	—

(1)	Such amounts were accrued based on his appointment date in 2023. Mr. Ken Tsang was appointed as the CFO of the Company on December 13, 2023.

Employment Agreements

Our employment agreements with our officers generally provide employment for a specific term and set annual salaries, health insurance, pension insurance, paid vacation, and family leave time. The agreement may be terminated by either party as permitted by law.

We have entered into an employment agreement with each of Dong Li Chen, our Chairman, Lim Kian Wee, Director, Mahesh Thapaliya, Director and Jianbo Sun, Director.

Under the terms of the agreements, Messrs. Tsang is entitled to receive a monthly salary of $2,000, effective from December 13, 2023, plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

Director Compensation

On December 11, 2023, we entered into a service contract with each of our directors. Mr. Dong Li Chen, Mr. Lim Kian Wee, Mr. Mahesh Thapaliya and Mr. Sun Jian Bo. The contract has a term of two years commencing January 1, 2024 and we agree to pay $2,000 per month commencing January 1, 2024 plus one month’s additional payment by the end of each year.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares of common stock beneficially owned by a person listed below and the percentage ownership of such person, common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this prospectus are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of our Company at No. Room 519, 05/f Block T3, Qianhai Premier Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China. As of the date hereof, we have approximately 2,700 shareholders of record.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock(1)	Percentage Ownership of Common Stock(2)
Directors and Named Executive Officers:
Liu Wei Hong	—	—
Ken Tsang	—	—
Ding Nan	—	—
Dong Li Chen	—	—
Lim Kian Wee	—	—
Mahesh Thapaliya	—	—
Sun Jian Bo	—	—
All executive officers and directors as a group (7 persons)		—

5% or Greater Shareholders
Blue Rose Worldwide Limited	231,164	8.81%
Perfect Linkage Group Limited	231,164	8.81%
Golden Genius Development Limited	245,012	9.33%
Fubao Group Limited	245,011	9.33%
Huang Xiu Mei	256,849	9.78%

*Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Calculation based on 2,625,130 shares of common stock issued and outstanding as of the date of this report.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As reported on our Form 8-K filed April 4, 2024, we had a change of auditor from Grant Assentsure PAC to JWF Assurance for the fiscal year ended December 31, 2023.

The Audit Committee has ratified JWF Assurance, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2023. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our shareholders.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2022	$235,000	$43,500	$12,000	$0	$290,500
2023	$150,000	$57,500	$12,000	$1,430,000	$1,649,500

Audit Fees: The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees: The aggregate fees billed for assurance and related services rendered by the former principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the previous item, Audit Fees.

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

All Other Fees: The aggregate fees billed for legal fee and services provided by the lawyers and other parties other than those disclosed above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

•	Consolidated Balance Sheets at December 31, 2023 and 2022

•	Consolidated Statements of Operations for the year ended December 31, 2023 and 2022

•	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2023 and 2022

•	Consolidated Statements of Cash Flows for the year ended December 31, 2023 and 2022

•	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

10.1	Employment Agreement between Wetrade Group Inc. and Ken Tsang, dated December 13, 2023 (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 13, 2023)

10.2	Service Contract by and between the Registrant and Dong Li Chen (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 11, 2023 )

10.3	Service Contract by and between the Registrant and Lim Kian Wee (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 11, 2023 )

10.4	Service Contract by and between the Registrant and Mahesh Thapaliya (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 11, 2023 )

10.5	Service Contract by and between the Registrant and Sun Jian Bo (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8- K filed with the SEC on December 11, 2023 )

10.6	Shares Purchase Agreement between the Company and Future Dao Group Holding Limited (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

10.7	Sales and Purchase Agreement between the Company and unaffiliated buyer Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on September 27, 2023)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements of NEXT TECHNOLOGY HOLDING INC for the year ended December 31, 2023 and 2022 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

_______________

* Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC

Dated: April 15, 2024	By:	/s/ Weihong Liu
Liu Wei Hong Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2024	By:	/s/ Ken Tsang
Ken Tsang
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)	As of December 31, 2023	As of December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$668,387	$22,926
Digital assets	35,206,901	—
Account receivable- non related parties, net	1,133,117	—
Other receivables- related parties	5,805,500	5,805,500
Prepayments	12,125,500	50,000
Assets related to discontinued operation	—	41,138,333
Total Current Assets	54,939,405	47,016,759
Total Assets:	$54,939,405	$47,016,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Account payables	$926,456	$—
Tax payables	530	—
Amount due to related parties	1,681,098	1,220,366
Other payables	1,430,000	50,000
Liabilities related to discontinued operation	—	3,545,900
Total Current Liabilities	4,038,084	4,816,266
Total Liabilities	4,038,084	4,816,266

Stockholders’ Equity:
Common Stock; no par value; 2,625,130 issued and outstanding at December 31, 2023 and 1,054,365 issued and outstanding at December 31, 2022*	—	—
Additional Paid in Capital	56,348,650	43,732,196
Accumulated other comprehensive loss	(8)	(310,576)
Accumulated deficits	(5,447,321)	(1,221,127)
Total Stockholders’ Equity	50,901,321	42,200,493

Total Liabilities and Stockholders’ Equity	$54,939,405	$47,016,759

*Share and per share amounts have been adjusted to reflect the decreased number of shares resulting from a reverse split of shares.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

Consolidated Statements of Operations and Comprehensive Loss

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue:	(Unaudited)
Service revenue	$2,633,308	$—
Cost of Revenue	(1,198,033)	—
Gross Profit	1,435,275	—
Operating Expenses:
General and Administrative	(3,478,482)	(6,793,718)
Loss from operations	(2,043,207)	(6,793,718)
Other expenses	(1,130,153)	—
Loss before income tax	(3,173,360)	(6,793,718)
Income tax expenses	—	—
Net loss from continuing operation	$(3,173,360)	$(6,793,718)

Discontinued operations:
Gain from discontinued operation	66,547	—
Loss from discontinued operation	(1,119,380)	(2,365,697)

Comprehensive income
Net loss	(4,226,193)	(9,159,415)
Foreign currency translation adjustment	(8)	—
Total comprehensive loss	(4,226,201)	(9,159,415)

Loss per share - basic and diluted	$(0.04)	$(0.04)
Weighted average number of shares outstanding*; Basic and Diluted	86,558,753	223,259,181

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a share cancellation and issuance of new shares.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

Consolidated Statements of Changes in Stockholders’ Equity

	Common Share
	Shares*	Amount	Additional Paid in Capital Amount	Retained Earnings /(Accumulated Deficits)	Accumulated Other comprehensive income	Total Shareholder Equity
Balance as of December 31, 2021	305,451,498	$—	$6,197,520	$7,938,288	$898,497	$15,034,305
Share cancellation	(120,418,995)	—	—	—	—	—
Sale of common shares, net of fees	10,000,000	—	37,057,176	—	—	37,057,176
Stock compensation	25,000	—	477,500	—	—	477,500
Foreign currency translation adjustment	—	—	—	—	(1,209,073)	(1,209,073)
Loss from discontinued operation	—	—	—	(2,365,697)	—	(2,365,697)
Net loss for the year	—	—	—	(6,793,718)	—	(6,793,718)
Balance as of December 31, 2022	195,057,503	$—	$43,732,196	$(1,221,127)	$(310,576)	$42,200,493
Reverse stock split	(194,002,973)	—	—	—	—	—
Sale of common shares, net of fees	1,570,600	—	12,616,454	—	—	12,616,454
Foreign currency translation adjustment	—	—	—	—	310,568	310,568
Gain from discontinued operation	—	—	—	66,547	—	66,547
Loss from discontinued operation	—	—	—	(1,119,380)	—	(1,119,380)
Net loss for the year	—	—	—	(3,173,360)	—	(3,173,360)
Balance as of December 31, 2023	2,625,130	$—	$56,348,650	$(5,447,321)	$(8)	$50,901,321

*Share and per share amounts have been adjusted to reflect the decreased number of shares resulting from a share cancellation and new share issuances.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022
	(Unaudited)
Cash Flows from Operating Activities:

Net loss	$(3,173,361)	$(6,793,718)
Gain from discontinued operation	66,547	—
Loss from discontinued operation	(1,119,380)	(2,365,697)
Gain on fair value of digital assets	(10,216,901)	—

Changes in Operating Assets and Liabilities:
Account receivables	(1,133,116)	—
Prepaid expenses	(12,075,500)	(50,000)
Account payable	926,456	—
Accrued expenses	—	(39,832)
Tax payables	530	—
Other payables	1,380,000	50,000
Assets related to discontinued operation	33,473,940	(26,655,103)
Liabilities related to discontinued operation	—	(2,350,994)
Net cash flows provided by/ (used in) operating activities:	8,129,215	(38,205,344)

Cash flow from Investing activity:
Digital assets	(24,990,000)	—
Net cash flow used in investing activity:	(24,990,000)	—

Cash flow from financing activities:
Proceeds from issuance of common stock	12,616,454	39,345,676
Proceed from disposal of subsidiaries	4,500,000	—
Related party loan	389,800	584,365
Net cash provided by financing activities:	17,506,254	39,930,041

Effect of exchange rate changes on cash	(8)	(2,318,364)

Change in Cash and Cash Equivalents:	645,469	(593,667)

Cash and Cash Equivalents, Beginning of Year	22,926	616,593

Cash and Cash Equivalents, End of Year	$668,387	$22,926

Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

(Formerly known as WeTrade Group Inc)

Notes to Consolidated Financial Statements

December 31, 2023

NOTE 1. NATURE OF BUSINESS

NEXT TECHNOLOGY HOLDING INC (Formerly known as “WeTrade Group, Inc”) (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2023, the Company pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Digital asset gain / (losses)	Digital asset market value	Approximate number of Bitcoin held
Balance at December 31, 2022	—	—	—	—
Digital asset purchase	24,990,000	—	35,206,901	833
Digital asset gain/ (loss)	—	10,216,901	—	—
Balance at December 31, 2023	24,990,000	10,216,901	35,206,901	833

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

Concentrations of Credit Risk, Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company does not record the allowance against bad debt expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2023 and 2022, accounts receivable from customers amounted to $1,133,116 and $nil respectively.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Hong Kong and PRC are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance.

Foreign Currency

The accompanying consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to December 31, 2023.

	Year ended December 31,
	2022	2022

RMB: US$ exchange rate	7.08	6.9

The balance sheet amounts, with the exception of equity, December 31, 2023 and December 31, 2022 were translated at 7.09 RMB and 6.9 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended December 31, 2023 and year ended December 31, 2022 were 7.08 RMB and 6.75 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

The Company has a subsidiary in Hong Kong and PRC. The Company is subject to tax in Hong Kong and PRC jurisdictions. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Hong Kong and Tax Department of PRC.

Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 2,625,130 shares issued and outstanding as of December 31, 2023.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2023 and 2022, there were no potentially dilutive shares.

	2023	2022
Statement of Operations Summary Information:
Net loss	$(3,173,360)	$(6,793,718
Weighted-average common shares outstanding - basic and diluted	86,558,753	223,259,181
Net loss per share, basic and diluted	$(0.04)	$(0.04)

NOTE 3. REVENUE

The Company is in the business of providing AI-enabled software development services for industrial and other customers.

As of December 31, 2023 and 2022, we generated revenue from software development services amounting to $2,633,308 as follow:

	2023	2022
	US$	US$
AI Software development and industrial SAAS business	$2,633,308	$—
Total:	$2,633,308	$—

NOTE 4 – CASH AND CASH EQUIVALENTS

As of December 31, 2023 and 2022, the Company held cash in bank amounting to $668,387 which consists of the following:

	December 31, 2023	December 31, 2022
Bank Deposits-USA	$—	$22,926
Bank Deposits- Outside USA	668,387	—
	$668,387	$22,926

NOTE 5 – DIGITAL ASSETS

 As of December 31, 2023, digital assets holdings are as follow:

	December 31, 2023	December 31, 2022
Opening balance	$—	$—
Purchase of BTC	24,990,000	—
Fair value gain on digital assets	10,216,901	—
Ending balance	$35,206,901	$—

As of December 31, 2023, the Company has purchase approximately 833 BTC at the total cost of $24,990,000. For the year ended December 31, 2023, the Company recognized unrealized gain of $10,216,901 on digital assets.

Digital assets are available for sales and there is no term of maturity, it will be held for less than one year and can be sold at any time.

NOTE 6 – ACCOUNT RECEIVABLES, NET

As of December 31, 2023 and 2022, account receivables are related to the services fee receivables from customers as follow:

	December 31, 2023	December 31, 2022
Account Receivables	$1,133,117	$—
	$1,133,117	$—

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

NOTE 7 – PREPAYMENTS

As of December 31, 2023 and 2022, prepayments consist of the following:

	December 31, 2023	December 31, 2022
Digital assets	$12,125,500	$—
Others	—	50,000
	$12,125,500	$50,000

As of December 31, 2023, there are prepayment of approximately $12,125,500 for the 40% prepayment of 1000 BTC, which is expected to be delivered by May 2024 with the lock up price of $30,000 per BTC.

NOTE 8 – ACCOUNT PAYABLES, NET

As of December 31, 2023 and 2022, account payables are related to the software services fee payables to suppliers as follow:

 t

	December 31, 2023	December 31, 2022
Account payables	$926,456	$—
	$926,456	$—

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	As of December 31, 2023	As of December 31, 2022

Related parties payable	$282,535	$377,464
Amount due to shareholders	594,563	72,902
Director fee payable	804,000	770,000
	$1,681,098	$1,220,366

 The related party balance of $282,535 represented advances from former shareholders for Company’s daily operation.

As of December 31, 2023, the amount due to shareholders of $594,563 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of December 31, 2023, the director fee payable of $804,000 represented the accrual of director fees from the appointment date to September 30, 2023.

The amount due to related parties are interest free, no collateral and have no fixed of repayment period.

NOTE 10 – OTHER PAYABLES

As of December 31, 2023, other payables consists of unpaid professional fee as follow:

	December 31, 2023	December 31, 2022
Professional fees	$1,430,000	$—

The professional balance of $1,430,000 are included outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee and listing compliance fee owing to professional parties.

NOTE 11 – DISCONTINUED OPERATIONS

On September 29, 2023, the Company’s Board of Directors passed a resolution to dissolve the operation of WeTrade Information System Limited and its wholly owned subsidiaries, resulting in a loss from discontinued operation of $1,124,675. The consideration of disposal of subsidiaries are based on its net asset value (“NAV”) and due to deteriorate of SAAS business and high turnover rate of account receivables in PRC operation. Loss from discontinued operations for the year ended December 31, 2023 and 2022 was as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue:
Service revenue	$593,808	$11,671,335
Cost of revenue	(989,206)	(9,695,290)
Gross (loss)/profit	(395,398)	1,976,045

Operating expenses:
General and Administrative	11,992,745	5,061,329
Operations Loss	(12,388,143)	(3,085,284)
Other revenue	11,300,496	636,934
Loss from discontinued operations before income tax	(1,087,647)	(2,448,350)
Income tax (expense)/income	(31,733)	82,653
Loss from discontinued operation after tax	(1,119,380)	(2,365,697)
Loss from discontinued operation	$(1,119,380)	$(2,365,697)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$1,504	$20,002,569
Accounts receivables	—	7,377,801
Loan receivables	7,246,164	1,614,840
Prepayments	3,394,583	10,331,466
Property and equipment, net	736,995	992,444
Intangible asset	18,365	23,188
Other receivables	1,256,137	291,040
Total assets related to discontinued operations	12,653,748	40,633,348

Account payables	$212,173	$281,136
Other payables	8,501,850	3,264,764
Total liabilities related to discontinued operations	$8,714,023	$3,545,900

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

The Company is currently conducting its major operations in the Hong Kong and PRC through its subsidiaries, which are subject to tax from 15% to 25%.

NOTE 14 – SUBSEQUENT EVENT

Acquisition of Company

On March 1,2024, the Company entered into that the share purchase agreement (the “Purchase Agreement”) with certain existing shareholders (the “Sellers”) of Future Dao Group Holding Limited, an exempted company incorporated and existing under the laws of the Cayman Islands(the “Target”),pursuant to which the Company agrees to purchase from the Sellers indirectly through Next Investment Group Limited,a wholly-owned subsidiary of the Company (“Next Investment”), and the Sellers agree to sell to Next Investment, an aggregate of 2,000 ordinary shares (the “Purchased Shares”) of the Target (the “Transaction”) at a per share purchase price of $6,698 per share for an aggregate purchase price of $13,396,000 (the “Purchase Price”).Pursuant to the Purchase Agreement, at the closing of the Transaction, the Company will pay the Purchase Price by issuing to the Sellers an aggregate of 3,940,000 shares of common stock of the Company (the “Next Technology Common Stock”) based on an agreed-upon valuation of $3.4 per share (the “Per Share Price”). The Per Share Price is above $3.19, which is the average price per share of the shares of common stock of the Company traded on Nasdaq Capital Market in the five trading days prior to the signing date of the Purchase Agreement. Pursuant to the Purchase Agreement, each Seller will receive its portion of the Company’s Common Stock proportionate to the number of the Purchased Shares to be sold by such Seller to Next Investment under the Purchase Agreement, the transaction is expected to complete in end of April 2024.

Change of Company name

Effective April 2, 2024, Wetrade Group Inc. (the “Company”) changed its name to Next Technology Holding Inc. The name change was made pursuant to the Wyoming Business Corporations Act, and an amendment to Article I of the Company’s Amended and Restated Articles of Incorporation was filed with the Wyoming Secretary of State on March 18, 2024 (Amendment ID: 2024-004669585).

Our common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol "NXTT". Outstanding stock certificates for shares of the company are not affected by the name change. They continue to be valid and need not be exchanged.

