Form 10-Q
period 2024-03-31
Next Technology Holding Inc.
filed 2024-05-20
CIK 1784970

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

NEXT TECHNOLOGY HOLDINGS INC
(Exact name of small business issuer as specified in its charter)

Wyoming
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Room 519, 05/F Block T3

Qianhai Premier Finance Centre Unit 2

Guiwan Area, Nanshan District, Shenzhen

(Address of Principal Executive Offices)

(86) 158 2117 2322

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

As of May 20, 2024, there were 2,625,130 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of March 31, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$668,388	$668,388
Digital assets	59,420,922	35,206,901
Accounts receivable- non related parties, net	1,130,664	1,133,116
Prepayments	12,125,500	12,125,500

Total current assets	73,345,474	49.133.905
Total assets	$73,345,474	$49,133,905

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	924,127	926,456
Accrued expenses	50,020	—
Amount due to related parties	1,721,732	1,681,097
Other payables	1,840.000	1,600,530

Total current liabilities	4,535,879	4,208,083
Total liabilities	4,535,879	4,208,083

Stockholders’ equity:
Common stock; no par value; 2,625,130 issued and outstanding at March 31, 2024 and December 31, 2023 respectively	—	—
Additional paid in capital	56,348,650	56,348,650
Accumulated other comprehensive loss	(113)	(8)
Accumulated deficits	12,461,058	(11,422,820)
Total stockholders’ equity	68,809,595	44,925,822

Total liabilities and stockholders’ equity	$73,345,474	$49,133,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End March 31, 2024	For the Three Months End March 31, 2023
Revenue:
Service revenue	$—	$—
Total service revenue	—	—
Cost of revenue	—	—
Gross Profit	—	—

Operating expenses
General and administrative expense	(330,143)	(212,194)
Total operating expenses	(330,143)	(212,194)

Loss from operations	(330,143)	(212,194)
Other income	24,214,021	—
Profit/ (loss) before income taxes	23,883,878	(212,194)
Income tax expenses	—	—

Net profit/ (loss)	$23,883,878	$(212,194)

Comprehensive income
Net profit/ (loss)	$23,883,878	$(212,194)
Other comprehensive income
Foreign currency translation adjustment	(113)	—

Total comprehensive profit	$23,883,765	$(212,194)

Profit /(Loss) per share, basic and diluted	$9.10	$(0.08)

*Weighted-average shares outstanding, basic and diluted	2,625,130	2,625,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended March 31, 2024

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2023	2,625,130	$—	$56,348,650	$(11,422,820)	$(8)	$44,925,822
Foreign currency translation adjustment	—	—	—	—	(105)	(105)
Net profit for the period	—	—	—	23,883,878	—	23,883,878
Balance as of March 31, 2024	2,625,130	$—	$56,348,650	$12,461,058	$(113)	$68,809,595

Three months ended March 31, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2022	195,057,503	$—	$43,732,196	$(1,714,110)	$(310,577)	$41,707,509
Foreign currency translation adjustment	—	—	—	—	310,402	310,402
Net loss for the period	—	—	—	(212,194)	—	(212,194)
Balance as of March 31, 2023	2,625,130	$—	$43,732,196	$(1,926,304)	$(175)	$41,805,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended	For the Three months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net Profit/ (loss)	$23,883,878	$(212,194)
Gain from digital assets	(24,214,021)	—

Changes in operating assets and liabilities:
Accounts receivables	2,452	—
Account payables	(2,329)	—
Accrued expenses	49,500	—
Other payables	239,990	—

Net cash flows used in operating activities	(40,530)	(212,194)

Cash flow from financing activities:
Shareholders loan	40,635	196,999
Net cash flows provided by financing activities	40,635	196,999

Effect of exchange rate changes on cash	(105)	—

Change in cash and cash equivalents:	—	(15,195)

Cash and cash equivalents, beginning of period	$668,388	$22,926

Cash and cash equivalents, end of period	$668,388	$7,731

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

   NEXT TECHNOLOGY HOLDINGS INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holdings Inc (Formerly known as WeTrade Group, Inc) was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance at December 31, 2023	24,990,000	10,216,901	35,206,901	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	24,214,021	24,214,021	-
Balance at March 31, 2024	24,990,000	34,430,922	59,420,922	833

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

The condensed consolidated financial statements of the Company as of and for the three months ended March 31, 2024 and 2023 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023, and its cash flows for the three months ended March 31, 2024 and 2023. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2023.

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

The following table summarizes the Company’s digital asset holdings as of:

	March 31, 2024	December 31, 2023
Approximate number of bitcoins held	833.19	833.19
Digital assets carrying value	$59,420,922	$35,206,901
Gain on digital assets during the period/ Year	$24,214,021	$10,216,901

As of March 31, 2024, approximately 833.19 of the bitcoins held by the Company, which had a carrying value of approximately $59.4 million on the Company’s Consolidated Balance Sheets as of March 31, 2024.

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying condensed consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The condensed consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to March 31, 2024.

	March 31, 2024	December 31, 2023
RMB: US$ exchange rate	7.22	7.09

The balance sheet amounts, with the exception of equity, March 31, 2024 and December 31, 2023 were translated at 7.22 RMB and 7.09 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended March 31, 2024 and year ended December 31, 2023 were 7.18 RMB and 7.08 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet.

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

Profit/ (Loss) Per Share

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of March 31, 2024, there were no potentially dilutive shares.

	For the period March 31, 2024	For the period March 31, 2023
Statement of Operations Summary Information:
Net Profit/ (Loss)	$23,883,878	$(212,194)
Weighted-average common shares outstanding - basic and diluted	2,625,130	2,625,130
Net Profit/ (loss) per share, basic and diluted	$9.10	$(0.08)

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

As of and for the period ended March 31, 2024, there were no revenue were generated in SAAS business during the period.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of March 31, 2024, the Company held cash in bank in the amount of $668,388, which consist of the following:

	March 31, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,388	$668,388

	$668,388	$668,388

NOTE 6 – DIGITAL ASSETS

As of March 31, 2024, digital assets holdings are as follow:

	March 31, 2024	December 31, 2023
Opening balance	$35,206,901	$—
Purchase of BTC	—	—
Gain from digital assets	24,214,021	10,216,901
Ending balance	$59,420,922	$35,206,901

As of March 31, 2024, the Company has purchase approximately 833 BTC at the total cost of $24,990,000. For the three months ended March 31, 2024 and 2023, the Company recognized gain of $24,214,021 and $10,216,901 on digital assets respectively.

NOTE 7 – ACCOUNT RECEIVABLES

As of March 31, 2024, accounts receivable are related to the services fee receivables from customers as follow:

	March 31, 2024	December 31, 2023
Accounts Receivables	$1,130,664	$1,133,116

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

NOTE 8 – PREPAYMENTS

As of March 31, 2024, prepayments consist of the following:

	March 31, 2024	December 31, 2023
Digital assets	$12,125,500	$12,125,500

	$12,125,500	$12,125,500

As of March 31, 2024, there are prepayment of approximately $12,125,500 for the 40% prepayment of 1000 BTC, which is expected to be delivered by May 2024 with the lock up price of $30,000 per BTC.

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	March 31, 2024	December 31, 2023

Related parties payable	$282,535	$282,535
Amount due to shareholders	595,197	594,562
Director fee payable	844,000	804,000
	$1,721,732	$1,681,097

The related party balance of $282,535 represented advances from former shareholders for Company’s daily operation.

As of March 31, 2024, the amount due to shareholders of $595,197 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of March 31, 2024, the director fee payable of $844,000 represented the accrual of director fees from the appointment date to March 31, 2024.

The amount due to related parties are interest free, no collateral and have no fixed of repayment period.

 NOTE 10 –ACCOUNT PAYABLES

As of March 31, 2024 and December 31, 2023, account payables are related to the software services fee payables to suppliers as follow:

	December 31, 2023	December 31, 2023
Account payables	$924,127	$926,456
	$924,127	$926,456

NOTE 11 – OTHER PAYABLES

 As of March 31, 2024, other payables consists of unpaid professional fee as follow:

	March 31, 2024	December 31, 2023
Professional fees	$1,840,000	$1,600,530

The professional balance of $1,840,000 are included outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee and listing compliance fee owing to professional parties.

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of ordinary shares authorized, and has issued 2,625,130 shares with no par value as of March 31, 2024.

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

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of March 31, 2024.

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

Change of Company name

Effective April 2, 2024, Next Technology Holdings Inc (the “Company”) changed its name to Next Technology Holding Inc. The name change was made pursuant to the Wyoming Business Corporations Act, and an amendment to Article I of the Company’s Amended and Restated Articles of Incorporation was filed with the Wyoming Secretary of State on March 18, 2024 (Amendment ID: 2024-004669585).

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

Business

Next Technology Holdings Inc (formerly known as “WeTrade Group, Inc”) was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

Results of Operations

Results of Operations for the Three months period Ended March 31, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three months period ended March 31, 2024 and 2023.

	For the period March 31, 2024	From the period March 31, 2023
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Gain from digital assets	24,214,021	—
General and administrative expenses	(330,143)	(212,194)
Net profit/ (loss) before income tax	23,883,878	(212,194)
Income tax expense	—	—
Net profit/ (loss)	23,883,878	(212,194)

Revenue from Operations

For the three-month period ended March 31, 2024 and 2023, total revenue were $nil respectively.

General and Administrative Expenses

For the three months period ended March 31, 2024 and 2023, general and administrative expenses were $330,143 and $212,194 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other Income

The other income of $24,214,021 is mainly due to gain from digital assets during the period.

Net Profit

As a result of the factors described above, there was a net profit of $23,883,878 and net loss of $212,194 for the period ended March 31, 2024 and 2023, respectively. The increase in net profit is mainly due to gain from digital assets during the period.

Liquidity and Capital Resources

As of March 31, 2024, we had cash on hand of $668,388. There is no change in cash held during the period.

Operating activities

As of March 31, 2024, our cash flow used in operating activities is $40,530 for the period ended March 31, 2024 as compared to the cash flow used in operating activities of $212,194 in prior period. The increase was mainly due to higher loss making were made in prior period.

Financing activities

Cash provided by our financing activities was $40,635 for the period ended March 31, 2024 as compared to cash provided by financing activities of $196,999. The decrease is mainly due to lesser in shareholders’ advance during the period as compare to the prior period.

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

With respect to the period ended March 31, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended March 31, 2024, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of March 31, 2024, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended March 31, 2024.

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

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of March 31, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended March 31, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements to be Filed by Amendment

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Dated May 20, 2024	By:	/s/ Liu Wei Hong
Wei Hong Liu
Chief Executive Officer

/s/ Ken Tsang
Ken Tsang
Chief Financial Officer

