Form 10-K/A
period 2023-12-31
Next Technology Holding Inc.
filed 2024-06-21
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

FORM 10-K/A

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

Room 519, 05/f Block T3 Qianhai Premier Finance Centre Unit 2 Guiwan Area, Nanshan District, Shenzhen People’s Republic of China
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 21, 2024, there were 2,625,130 shares of common stock outstanding.

Explanatory Note

Next Technology Holding Inc (Formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment (the “Amendment”) to the Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission on April 16, 2024 (the “Original Filing”), to amend our consolidated financial statements.

This Form 10-K/A is being filed to include audit opinion on the financial statements for the year ended December 31, 2023 and 2022 and adjustment for the allowance of doubtful debt for the amount due from a related party.

In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-K/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC

i

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to raise capital;

●	our ability to identify suitable acquisition targets;

●	our ability to successfully execute acquisitions on favorable terms;

●	declines in general economic conditions in the markets where we may compete;

●	unknown environmental liabilities associated with any companies we may acquire; and

●	significant competition in the markets where we may operate.

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

We view our Bitcoin holdings as held for trading and expect to continue to accumulate Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financing to purchase additional Bitcoin.

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

The following table presents a roll-forward of our Bitcoin holdings, including additional information related to our Bitcoin purchases, fair value change in digital asset and number of Bitcoin held during the year:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of Bitcoin held
Balance at December 31, 2022	-	-	-	-
Digital asset purchase	$24,990,000	-	$35,137,576	833
Fair value gain on digital asset	-	$10,147,576	-	-
Balance at December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833

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

We view our Bitcoin holdings as held for trading and expect to continue to accumulate Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financing to purchase additional Bitcoin.

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

Our Employees

As of the date hereof and in the fiscal year 2023, we have 6 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Operating	1
Technology	2
General and Administrative	1
Financial Department	2
Total	6

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

The employer shall timely pay up and deposit housing provident fund contributions in full amount and late or insufficient payments shall be prohibited. The employer shall process housing provident fund payment and deposit registrations with the housing provident fund administration center. Under the circumstances where financial difficulties do exist due to which an employer is unable to pay or pay up housing provident funds, permission of labor union of the employer and approval of the local housing provident funds commission must first be obtained before the employer can suspend or reduce their payment of housing provident funds. With respect to companies who violate the above regulations and fail to process housing provident fund payment and deposit registrations or open housing provident fund accounts for their employees, such companies shall be ordered by the housing provident fund administration center to complete such procedures within a designated period. Those who fail to process their registrations within the designated period shall be subject to a fine ranging from RMB10,000 to RMB50,000. When companies breach these regulations and fail to pay up housing provident fund contributions in full amount as due, the housing provident fund administration center shall order such companies to pay up within a designated period, and may further apply to the People’s Court for mandatory enforcement against those who still fail to comply after the expiry of such period.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located at Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People Republic of China. The office lease term is from January 1, 2023 to December 31, 2025. The rent of Shenzhen office was paid by the shareholders and there is no lease agreement was signed by the Company.

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

	High bid	Low bid
Fiscal Year 2024
March 31, 2024	$6.7	$3.8

Fiscal Year 2023
December 31, 2023	$6.2	$2.1
September 30, 2023	$14.3	$2.8
June 30, 2023(from June 9, 2023, post-reverse stock split)	9.9	9.3
March 31, 2023	55.5	51.8

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of March 31, 2024 was $6.22 per share. As of March 31, 2024, we had approximately 3,200 shareholders of record for our common stock.

Transfer Agent

The transfer agent for our common stock is Globex Transfer LLC. The transfer agent’s telephone number and address is (813) 344-4490 and 780 Deltona Blvd, Deltona, FL 32725.

Holders

As of the close of business on December 31, 2023, there were approximately 3,200 holders of record of our common stock.

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

In September 2023, 1,570,600 shares were issued for $12,616,454. The Company’s common stock issued increased to 2,625,130 shares as of December 31, 2023.

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

Software development

We provide AI-enabled software development services to our customers, which include developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Bitcoin Acquisition Strategy

Our Bitcoin acquisition strategy generally involves acquiring Bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin.

We view our Bitcoin holdings as held for trading and expect to continue to accumulating Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional Bitcoin.

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

Change of Officer and Director

On December 11, 2023, according to the voting results of the Annual Shareholders’ Meeting (the “Meeting”), Lichen Dong, Lim Kian Wee, Mahesh Thapaliya and Jianbo Sun were respectively appointed as the directors of the Company, forming the new Board of Directors of the Company. Biming Guo, Ning Qin, Yuxing Ye no longer serves as the director of the Company.

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

On December 28, 2023, Mr. Wei He Chun tendered his resignation as the chief executive officer, effective December 28, 2023. Mr. Liu Wei Hong was subsequently appointed as the chief executive officer, effective January 31, 2024.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal years ended December 31, 2023 and 2022.

Results of Operations for the fiscal years ended December 31, 2023 and 2022

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue:
Service revenue, non-related party	$2,633,308	$-
Cost of Revenue	(1,198,033)	-
Gross Profit	1,435,275	-
Operating Income/ (Expenses):
General and Administrative	(2,666,662)	(6,793,718)
Fair value gain on digital assets	10,147,576	-
Profit from operations	8,916,189	(6,793,718)
Other expenses	(5,805,500)	-
Other income	45,900	-
Profit before income tax	3,156,589	(6,793,718)
Income tax expenses	(130,412)	-
Net Profit/ (Loss)	$3,026,177	$(6,793,718)

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

General and Administrative Expenses

For the fiscal year ended December 31, 2023 and 2022, general and administrative expenses were $2,666,662 and $6,793,718 respectively. The decrease is mainly due to lesser expenses incurred for the Nasdaq IPO professional fees in 2023 as compared to the prior reporting year.

Other expenses

For the fiscal year ended December 31, 2023 and 2022, other expenses was $5,805,500 and $nil, respectively. The increase in other expense is due to waiver of related company loan of $5,805,500 during the year.

Net profit/ (loss)

As a result of the factors described above, there was a net profit of $3,026,177 and net loss of $6,793,718 for the fiscal year ended December 31, 2023 and 2022, respectively, the increase in net profit is mainly due to gain in fair value in digital assets and lesser expenses were incurred for the Nasdaq IPO professional fees in 2023 as compare to the prior reporting year.

The following chart provides a summary of our balance sheets for the fiscal years ended December 31, 2023 and 2022. It should be read in conjunction with the financial statements, and notes thereto.

	2023	2022
Cash and Cash equivalents	$668,387	$22,926
Digital Assets	35,137,576	-
Receivables	1,133,117	-
Prepayments	12,125,500	50,000
Other receivables	-	5,805,500
Assets related to discontinued operations	-	40,644,600
Total assets	$49,064,580	$46,523,026
Accounts payable	926,456	-
Amount due to related parties	1,693,096	1,220,366
Other liabilities	1,730,944	50,000
Liabilities related to discontinued operations	-	3,545,900
Total liabilities	$4,350,496	$4,816,266
Total stockholders’ equity	$44,714,084	42,200,493

As of December 31, 2023, we had total assets of $49,064,580, which mainly consisted of $668,387 in cash, $35,137,576 in digital assets, and $13,258,617 in other receivables and prepayments; we had total liabilities of $4,350,496 which consisted of $926,456 in accounts payable, $1,693,096 in amount due to related parties and $1,730,944 in other liabilities; we had total stockholders’ equity of $44,714,084.

	For the year ended December 31, 2023	For the year ended December 31, 2022

Cash Flows from Operating Activities:
Net profit/ (loss)	$3,026,177	$(6,793,718)
Loss from discontinued operation	(12,945,877)	(2,365,697)
Fair value gain on digital asset	(10,147,576)	-
Loss on amount due from a related party	5,805,500	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,133,116)	-
Prepaid expenses	50,000	(50,000)
Accounts payable	926,457	-
Accrued expenses	-	(39,832)
Tax payables	130,944	-
Director fee payable	34,000	402,000
Other payables	1,550,000	50,000
Net cash flows used in continued operating activities:	(12,703,491)	(8,797,247)
Net cash flows provided by/ (used in) discontinued operating activities:	32,598,698	(29,006,097)
Net cash flows provided by/ (used in) operating activities:	19,895,207	(37,803,344)

Cash flow from Investing activity:
Prepayment for digital assets	(12,125,500)	-
Digital assets	(24,990,000)	-
Net cash flow used in continued investing activity:	(37,115,500)	-
Net cash flows provided by discontinued investing activities:	4,500,000	-
Net cash flows used in investing activities:	(32,615,500)

Cash flow from financing activities:
Proceeds from issuance of common stock	12,616,454	39,345,676
Related party loan	438,732	182,365
Net cash provided by continued financing activities	13,055,186	39,528,041
Net cash provided by discontinued financing activities:	-	-
Net cash provided by continued financing activities:	13,055,186	39,528,041

Operating activities

Our continuing cash flow generated from operating activities was $19,895,207 for the fiscal year ended December 31, 2023 as compared to the cash flow used in operating activities of $37,803,344 in prior year. The increase was mainly due to increase in net profit and waiver of amount due from a related party during the year.

Investing activities

Our continuing cash flow used in investing activities was $32,615,500 for the fiscal year ended December 31, 2023 was compared to $nil in prior year. The increase was mainly due to acquisition of 833 Bitcoin amounting to $24,990,000 and prepayment for Bitcoin with the amount of $12,125,500 during the year.

Financing activities

Cash generated from financing activities was $13,055,186 for the year ended December 31, 2023 was compared to the net cash generated from financing activities of $39,528,041 in prior year, which was decreased by approximately of $26.8million.

The decrease was mainly due to lesser share placement of approximately $12.6 million for the fiscal year ended December 31, 2023 as compared to share placement of $37.5 million in prior year.

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

Accounts receivable

Accounts receivable are presented net of allowance for expected credit loss. The Group uses specific identification in providing for bad debts when facts and circumstances indicate that collection is doubtful and based on factors listed in the following paragraph. If the financial conditions of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

The Company maintains an allowance for expected credit loss which reflects its best estimate of amounts that potentially will not be collected. The Company determines the allowance for expected credit loss on general basis taking into consideration various factors including but not limited to the historical collection experience and credit-worthiness of the customers as well as the age of the individual receivables balance. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company acquires that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

Post-Balance Sheet Events

On March 1, 2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with certain existing shareholders (the “Sellers”) of Future Dao Group Holding Limited, an exempted company incorporated and existing under the laws of the Cayman Islands (the “Target”), pursuant to which the Company agrees to purchase from the Sellers indirectly through Next Investment Group Holding Limited, a wholly-owned subsidiary of the Company (“Next Investment”), and the Sellers agree to sell to Next Investment, an aggregate of 2,000 ordinary shares (the “Purchased Shares”) of the Target (the “Transaction”) at a per share purchase price of $6,698 per share for an aggregate purchase price of $13,396,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, at the closing of the Transaction, the Company will pay the Purchase Price by issuing to the Sellers an aggregate of 3,940,000 shares of common stock of the Company (the “Next Technology Common Stock”) based on an agreed-upon valuation of $3.4 per share (the “Per Share Price”). The Per Share Price is above $3.19, which is the average price per share of the shares of common stock of the Company traded on Nasdaq Capital Market in the five trading days prior to the signing date of the Purchase Agreement. Pursuant to the Purchase Agreement, each Seller will receive its portion of the Company’s Common Stock proportionate to the number of the Purchased Shares to be sold by such Seller to Next Investment under the Purchase Agreement, the transaction is expected to complete in end of April 2024.

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

Our common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol “NXTT”. Outstanding stock certificates for shares of the company are not affected by the name change. They continue to be valid and need not be exchanged.

ITEM 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2023, and 2022 are set forth on pages F-1 to F-17 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) lack of US GAAP expertise in finance team; (ii) lack of US GAAP expertise in finance team; (iii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2023, we did not maintain effective internal control over financial reporting.

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

ITEM 9A. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Liu Wei Hong	30	Chief Executive Officer (Principal Executive Officer)
Ding Nan	44	Chief Operating Officer
Ken Tsang	43	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Dong Li Chen	38	Director, Chairman of the Board, and Chair of Nominating Committee
Lim Kian Wee	43	Director and Chair of Audit Committee
Mahesh Thapaliya	39	Director
Jianbo Sun	38	Director and Chair of Compensation Committee

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

Lichen Dong, Director, Chairman of the Board

Mr. Lichen Dong has 15 years of work experience in the fields of investment, mergers and acquisitions, and finance, including corporate governance, fundraising, financial analysis, mergers and acquisitions, and complex international architecture construction. From 2022 to 2023, Mr. Dong served as a senior consultant for Future Dao Group, covering research and development of blockchain technology, clean energy application strategies, corporate governance, and capital restructuring and listing. Mr. Dong plays an indispensable role in formulating the company’s strategic decisions, leveraging his unique business model and business acumen. Mr. Dong worked at a confidential information research center from 2019 to 2021, dedicated to promoting the application of business models that combine digital assets with physical industries. Mr. Dong also worked at Hanergy Holding Group and Jinko Power Group, specializing in the development and management of renewable energy and power generation assets. Mr. Dong has established various innovative investment models in the new energy industry, making outstanding contributions to market expansion and risk control cost control in the company’s business management. Mr. Dong holds a bachelor’s degree from the School of Automation and Electrical Engineering at Beijing University of Aeronautics and Astronautics, and a master’s degree from the School of Electrical and Electronics Engineering at the University of Nottingham.

Lim Kian Wee, Director

Mr. Lim Kian Wee has over 15 years of experience in the research of block-chain and algae biomass field and he will serve as an independent director of the Company in Dec 2023. From June 2015 to present, he served as senior partner in Ethereum Dapp, a company that engaged in computer Science management and block-chain technical consultation of virtual currency central exchange. From April 2005 to October 2014, Mr. Lim has served as block-chain and computer scientific officer and cell biology lecturer in the several universities in USA and Singapore. From March 2008 to October 2013, Mr. Lim has served as founder of Algae Bioresource Centre SdnBhd, a company that engaged in providing R&D service and consultation related to algae biofuel and algae farm. Mr. Lim holds a bachelor’s degree in biotechnology from State University of New York in 2001 and Master degree in biotechnology from University of Pennsylvania in 2002. He was also PHD Candidate from National Taiwan University in February 2013 and withdrew his candidateship in September 2014. Mr. Lim has more than 10 professional publications and conference papers in the field of environmental sciences, Microalgae, biodiesel, new energy and block-chains.

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

Jianbo Sun, Director

Mr. Jianbo Sun is an entrepreneur, venture capitalist, and philanthropist with 16 years of experience in establishing, investing in, and operating the intelligent manufacturing industry. Since February 2012, Mr. Sun has served as the President of Orejia Group Co Limited, responsible for strategic planning, industrial investment, and financial financing. Has successful experience in business trend judgment, enterprise management, and capital operation. Prior to this, Mr. Sun had 3 years of industry research experience at CITIC Securities, with a focus on investment portfolios in energy management, real estate, construction, and agriculture. Mr. Sun attaches great importance to corporate social responsibility in business operations, actively participates in charitable and public welfare activities, has supported thousands of impoverished children, and has donated multiple times in large-scale natural disaster events. Mr. Sun holds a Bachelor’s degree in Business Administration from the University of International Business and Economics.

Family Relationships

None of the directors or executive officers at the Company have a family relationship as defined in Item 401 of Regulation S-K.

Election of Officers

Each of our directors is appointed to hold office until the next annual meeting of our shareholders, until his or her respective successor is elected and qualified, or until he or she resigns or is removed in accordance with the applicable provisions of Wyoming law. Our officers are appointed by our board of directors and hold office until removed by our board of directors or until their resignation.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Hechun Wei	2023	24,000	-	-	-	24,000
CEO (as of December 28, 2023)	2022	2,000	-	-	-	2,000
Annie Huang	2023	24,000	-	-	-	24,000
CFO and Secretary(as of December 13, 2023)	2022	4,000	-	-	-	4,000
Ken Tsang	2023	2,000	-	-	-	2,000	(1)
CFO and Secretary	2022	-	-	-	-	-

(1)	Such amounts were accrued based on his appointment date in 2023. Mr. Ken Tsang was appointed as the CFO of the Company on December 13, 2023.

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

Under the terms of the agreements, Messrs. Ken Tsang is entitled to receive a monthly salary of $2,000, effective from December 13, 2023, plus one month’s additional salary by the end of each year. All of these are payable in the equivalent amount of either in Hong Kong Dollars or Chinese Renminbi. Any variances are mainly due to fluctuation of currency exchange.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares of common stock beneficially owned by a person listed below and the percentage ownership of such person, common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this prospectus are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of our Company at No. Room 519, 05/f Block T3, Qianhai Premier Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China. As of the date hereof, we have approximately 3,200 shareholders of record.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock(1)	Percentage Ownership of Common Stock(2)
Directors and Named Executive Officers:
Liu Wei Hong	-	-
Ken Tsang	-	-
Ding Nan	-	-
Dong Li Chen	-	-
Lim Kian Wee	-	-
Mahesh Thapaliya	-	-
Sun Jian Bo	-	-
All executive officers and directors as a group (7 persons)		-

5% or Greater Shareholders
Blue Rose Worldwide Limited	231,164	8.81%
Perfect Linkage Group Limited	231,164	8.81%
Golden Genius Development Limited	245,012	9.33%
Fubao Group Limited	245,011	9.33%
Huang Xiu Mei	256,849	9.78%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Calculation based on 2,625,130 shares of common stock issued and outstanding as of December 31, 2023.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

As reported on our Form 8-K filed April 4, 2024, we had a change of auditor from Assentsure PAC to JWF Assurance PAC for the fiscal year ended December 31, 2023.

The Audit Committee has ratified JWF Assurance PAC, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2023. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our shareholders.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2022	$235,000	$43,500	$12,000	$0	$290,500
2023	$170,000	$57,500	$12,000	$1,430,000	$1,669,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

●	Consolidated Balance Sheets at December 31, 2023 and 2022

●	Consolidated Statements of Operations and Comprehensive loss for the year ended December 31, 2023 and 2022

●	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2023 and 2022

●	Consolidated Statements of Cash Flows for the year ended December 31, 2023 and 2022

●	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

10.1	Employment Agreement between Wetrade Group Inc. and Ken Tsang, dated December 13, 2023 (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 13, 2023)

10.2	Service Contract by and between the Registrant and Dong Li Chen (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.3	Service Contract by and between the Registrant and Lim Kian Wee (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.4	Service Contract by and between the Registrant and Mahesh Thapaliya (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.5	Service Contract by and between the Registrant and Sun Jian Bo (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.6	Shares Purchase Agreement between the Company and Future Dao Group Holding Limited (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

10.7	Sales and Purchase Agreement between the Company and unaffiliated buyer Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on September 27, 2023)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements of Next Technology Group Inc for the year ended December 31, 2023 and 2022 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC

Dated: June 21, 2024	By:	/s/ Weihong Liu
Liu Wei Hong Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 21, 2024	By:	/s/ Ken Tsang
Ken Tsang
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Next Technology Holding Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ JWF Assurance PAC

We have served as the Company’s auditor since 2024.

JWF Assurance PAC

Singapore

June 21, 2024

PCAOB ID Number 7095

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WeTrade Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of WeTrade Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Assenture PAC

We have served as the Company’s auditor in 2023.

Assentsure PAC

Singapore

July 14, 2023

PCAOB ID Number 6783

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)	As of December 31, 2023	As of December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$668,387	$22,926
Digital assets	35,137,576	-
Accounts receivable- non related parties, net	1,133,117	-
Other receivables- related parties	-	5,805,500
Prepayments	12,125,500	50,000
Assets related to discontinued operation	-	40,644,600
Total Current Assets	49,064,580	46,523,026
Total Assets:	$49,064,580	$46,523,026

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$926,456	$-
Tax payables	130,942	-
Amount due to related parties	1,693,098	1,220,365
Other payables	1,600,000	50,000
Liabilities related to discontinued operation	-	3,545,899
Total Current Liabilities	4,350,496	4,816,264
Total Liabilities	4,350,496	4,816,264

Stockholders’ Equity:
Common Stock; no par value; 2,625,130 issued and outstanding at December 31, 2023 and 1,054,365 issued and outstanding at December 31, 2022*	-	-
Additional paid in capital	56,348,650	43,732,196
Accumulated other comprehensive loss	(8)	(310,576)
Accumulated deficit	(11,634,558)	(1,714,858)
Total Stockholders’ Equity	44,714,084	41,706,762

Total Liabilities and Stockholders’ Equity	$49,064,580	$46,523,026

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31, 2023	For the year ended December 31, 2022
Revenue:
Service revenue	$2,633,308	$-
Cost of Revenue	(1,198,033)	-
Gross Profit	1,435,275	-
Operating Income/ (Expenses):
General and Administrative	(2,666,662)	(6,793,718)
Fair value gain on digital asset	10,147,576	-
Profit from operations	8,916,189	(6,793,718)
Other income	45,900	-
Other expenses	(5,805,500)	-
Profit/(Loss) before income tax	3,156,589	(6,793,718)
Income tax expenses	(130,412)	-
Net profit/(loss) from continuing operation	$3,026,177	$(6,793,718)

Net loss from discontinued operation	(12,945,877)	(2,365,697)
Comprehensive income
Net loss	(9,919,700)	(9,159,415)
Foreign currency translation adjustment	(8)	-
Total comprehensive loss	(9,919,708)	(9,159,415)

Net Income/(loss) per share
Continuing operation- basic and diluted	$1.9	$(5.6)
Discontinued operation - basic and diluted	(8.4)	(1.9)
Weighted average number of shares outstanding*; Basic and Diluted	1,541,650	1,208,057

*	Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split effective from June 15, 2023 and issuance of new shares in September 2023.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Share		Additional Paid in Capital	Retained Earnings/ (Accumulated	Accumulated Other comprehensive	Total Shareholder
	Shares*	Amount	Amount	Deficit)	income	Equity
Balance as of December 31, 2021	1,651,089	-	6,197,520	7,444,557	898,497	14,540,574
Share cancellation	(650,748)	-	-	-	-	-
Sale of common shares, net of fees	54,054	-	37,057,176	-	-	37,057,176
Stock compensation	135	-	477,500	-	-	477,500
Foreign currency translation adjustment	-	-	-	-	(1,209,073)	(1,209,073)
Loss from discontinued operation				(2,365,697)		(2,365,697)
Net loss for the year	-	-	-	(6,793,718)	-	(6,793,718)
Balance as of December 31, 2022	1,054,530	-	43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Sale of common shares, net of fees	1,570,600	-	12,616,454	-	-	12,616,454
Foreign currency translation adjustment	-	-	-	-	310,568	310,568
Loss from discontinued operation	-	-	-	(12,945,877)	-	(12,945,877)
Net profit for the year	-	-	-	3,026,177	-	3,026,177
Balance as of December 31, 2023	2,625,130	$-	56,348,650	$(11,634,558)	(8)	$44,714,084

*	Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a reverse stock split effective from June 15, 2023 and issuance of new shares in September 2023 .

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2023	For the year ended December 31, 2022

Cash Flows from Operating Activities:
Net profit/(loss)	$3,026,177	$(6,793,718)
Loss from discontinued operation	(12,945,877)	(2,365,697)
Fair value gain on digital asset	(10,147,576)	-
Loss on amount due from a related party	5,805,500	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(1,133,116)	-
Prepaid expenses	50,000	(50,000)
Accounts payable	926,457	-
Accrued expenses	-	(39,832)
Tax payables	130,944	-
Director fee payable	34,000	402,000
Other payables	1,550,000	50,000
Net cash flows used in continued operating activities:	(12,703,491)	(8,797,247)
Net cash flows provided by/(used in) discontinued operating activities:	32,598,698	(29,006,097)
Net cash flows provided by/(used in) operating activities:	19,895,207	(37,803,344)

Cash flow from Investing activity:
Prepayment for digital assets	(12,125,500)	-
Digital assets	(24,990,000)	-
Net cash flow used in continued investing activity:	(37,115,500)	-
Net cash flows provided by discontinued investing activities:	4,500,000	-
Net cash flows used in investing activities:	(32,615,500)

Cash flow from financing activities:
Proceeds from issuance of common stock	12,616,454	39,345,676
Related party loan	438,732	182,365
Net cash provided by continued financing activities	13,055,186	39,528,041
Net cash provided by discontinued financing activities:	-	-
Net cash provided by continued financing activities:	13,055,186	39,528,041

Effect of exchange rate changes on cash	310,568	(2,318,364)

Change in Cash and Cash Equivalents:	645,461	(593,667)

Cash and Cash Equivalents, Beginning of Year	22,926	616,593

Cash and Cash Equivalents, End of Year	$668,387	$22,926

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Next Technology Holding Inc

(Formerly known as WeTrade Group Inc)

Notes to Consolidated Financial Statements

December 31, 2023

NOTE 1 – NATURE OF BUSINESS

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc”) (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2023, the Company pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold Bitcoin.

Software development

We provide AI-enabled software development services to our customers, which includes developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Bitcoin Acquisition Strategy

Our Bitcoin acquisition strategy generally involves acquiring Bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin.

We view our Bitcoin holdings as held for trading and expect to continue to accumulate Bitcoin, when its price is low and expect to sell when its price is high. We have not set any specific target for the amount of Bitcoin we seek to hold and sell, and we will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional Bitcoin if the company expect its price will be continue to rise.

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

The following table presents a roll-forward of our Bitcoin holdings, including additional information related to our Bitcoin purchases, and fair value change in digital asset during the year:

	Digital asset original cost basis	Fair value change in Digital asset	Digital asset fair value	Number of Bitcoin held
Balance at December 31, 2022	-	-	-	-
Digital asset purchase	24,990,000	-	35,137,576	833
Fair value gain on Digital asset	-	10,147,576	-	-
Balance at December 31, 2023	24,990,000	10,147,576	35,137,576	833

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued and Adopted Financial Accounting Standards

Goodwill and Other - Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has early applied ASU 2023-08 and measured crypto assets (presented as digital assets) at fair value with changes recognized in net income this year.

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

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-03”)”, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include the allowance for expected credit loss, valuation of deferred tax assets, and certain accrued liabilities such as contingent liabilities.

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

Concentrations of Credit Risk, Significant Customers

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of accounts receivable. The Company does not require collateral for accounts receivables. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2023 and 2022, accounts receivable from customers amounted to $1,133,116 and $nil respectively, there is no allowance provided as the receivables has been received as of audit report date.

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

Software development revenue recognition

Revenue recognition for software development are recognized based on the completion method. The Company recognize revenue of software development when software development services are completed and rendered to our customers in an amount that reflect in the contract we expect to be entitled to for the software development services.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Hong Kong and PRC are protected by Bank Deposit Insurance Corporation insurance.

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

The balance sheet amounts, with the exception of equity, as of December 31, 2023 and December 31, 2022 were translated at 7.09 RMB and 6.9 RMB to $1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income (loss) accounts for the year ended December 31, 2023 and year ended December 31, 2022 were 7.08 RMB and 6.75 RMB to $1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet.

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

Digital Assets

The Company determines the fair value of its Bitcoin on a recurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 inputs).

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

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

As of December 31, 2023 and 2022, there were no potentially dilutive shares.

	Year ended December 31,
	2023	2022
Statement of Operations Summary Information:
Net profit/ (loss) from continued operation	$3,026,177	$(6,793,718)
Weighted-average common shares outstanding - basic and diluted	1,541,650	1,208,057
Net profit/ (loss) per share, basic and diluted from continued operation	$1.9	$(5.6)
Net profit/ (loss) from discontinued operation	$(12,945,877)	$(2,365,697)
Weighted-average common shares outstanding - basic and diluted	1,541,650	1,208,057
Net loss per share, basic and diluted from discontinued operation	$(8.4)	$(1.9)

NOTE 3. REVENUE

The Company is in the business of providing AI-enabled software development services for industrial and other customers.

As of December 31, 2023 and 2022, we generated revenue from software development services amounting to $2,633,308 as follow:

	2023	2022
	US$	US$
AI Software development and industrial SAAS business	2,633,308	-
Total:	2,633,308	-

NOTE 4 – CASH AND CASH EQUIVALENTS

As of December 31, 2023 and 2022, the Company held cash in bank amounting to $668,387 which consists of the following:

	December 31, 2023	December 31, 2022
Bank Deposits-USA	$-	22,926
Bank Deposits- Outside USA	668,387	-
	668,387	22,926

NOTE 5 – DIGITAL ASSETS

As of December 31, 2023, digital assets holdings are as follow:

	December 31, 2023	December 31, 2022
Opening balance	$—	$—
Purchase of BTC	24,990,000	—
Fair value gain on digital assets	10,147,576	—
Ending balance	$35,137,576	$—

As of December 31, 2023, the Company has purchased 833 BTC at the total cost of $24,990,000. For the year ended December 31, 2023, the Company recognized unrealized gain of $10,147,576 on digital assets.

The Company recognized unrealized gain of $10,147,576 on digital assets which is included in fair value gain on digital asset. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held in end of each reporting period and the lowest bid quoted (unadjusted) prices in end of each reporting period.

Digital assets are available for sales and there is no term of maturity, it will be held for trading and can be sold at any time. We expect to continue to accumulate Bitcoin, when its price is low and expect to sell when its price is high.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

As of December 31, 2023 and 2022, accounts receivable are related to the services fee receivable from customers as follows:

	December 31, 2023	December 31, 2022
Accounts Receivable	$1,133,117	$-
	$1,133,117	$-

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against expected credit loss expense through the consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. There is no allowance for expected credit loss as the accounts receivable has been received as at reporting date.

NOTE 7 – PREPAYMENTS

As of December 31, 2023 and 2022, prepayments consist of the following:

	December 31, 2023	December 31, 2022
Digital assets	$12,125,500	$-
Others	-	50,000
	$12,125,500	$50,000

As of December 31, 2023, there are prepayment of approximately $12,125,500 for the 40% prepayment of 1000 BTC, the remaining 60% balance of 1000 BTC will be settled by issuance of company’s share, the transaction is expected to be completed with the independent third party BTC seller by end of July 2024.

NOTE 8 – ACCOUNTS PAYABLE, NET

As of December 31, 2023 and 2022, accounts payable are related to the software services fee payable to suppliers as follows:

	December 31, 2023	December 31, 2022
Accounts payable	$926,456	$-
	$926,456	$-

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	As of December 31, 2023	As of December 31, 2022
Director fee payable	$804,000	$770,000

Related parties payable	282,535	282,535
Amount due to shareholders	606,563	167,831
	889,098	450,366

Total amount due to related parties	$1,693,098	$1,220,366

The related party balance of $282,535 represented advances from former shareholders for Company’s daily operation.

As of December 31, 2023, the amount due to shareholders of $606,563 represented advances and professional expenses paid on behalf by shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of December 31, 2023, the director fee payable of $804,000 represented the accrual of director fees from the appointment date to September 30, 2023.

The amount due to related parties are interest free and have no fixed terms of repayment.

NOTE 10 – OTHER PAYABLES

As of December 31, 2023, other payables consist of unpaid professional fee as follow:

	December 31, 2023	December 31, 2022
Professional fees	$1,600,000	$—

The professional fees balance of $1,600,000 included outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee, audit fee and listing compliance fee owing to professional parties.

NOTE 11 – DISCONTINUED OPERATIONS

On September 29, 2023, the Company’s Board of Directors passed a resolution to dispose WeTrade Information System Limited and its wholly owned subsidiaries for total consideration of $4,500,000. The consideration for disposal of subsidiaries is based on its net asset value (“NAV”) and due to deterioration of SAAS business and high turnover rate of accounts receivable in PRC operation. Loss from discontinued operations for the year ended December 31, 2023 and 2022 were as follows:

	For the year ended December 31 2023	For the year ended December 31 2022
Revenue:
Service revenue	$593,808	$11,671,335
Cost of revenue	(989,206)	(9,695,290)
Gross (loss)/profit	(395,398)	1,976,045

Operating expenses:
General and Administrative	11,992,740	5,061,329
Operations Loss	(12,388,138)	(3,085,284)
Other expenses	(92,458)	636,934
Loss from discontinued operations before income tax	(12,480,596)	(2,448,350)
Income tax (expense)/income	(31,733)	82,653
Loss from discontinued operation after tax	(12,512,329)	(2,365,697)
Loss from discontinued operation	$(12,512,329)	$(2,365,697)

The following tables provides information for loss on disposal of discontinued operation for the year ended December 31, 2023. These amounts reflect the closing balance sheet of the discontinued operation upon the closing of the sale in September 2023.

Total consideration, net of transaction costs	$4,500,000
Total net assets value of discontinued business	(4,933,548)
Disposal of discontinued operation	(433,548)

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$-	$20,002,569
Accounts receivable	-	7,377,801
Loan receivables	-	1,614,840
Prepayments	-	10,342,718
Property and equipment, net	-	992,444
Intangible asset	-	23,188
Other receivables	-	291,040
Total assets related to discontinued operations		40,644,600

Accounts payable	$-	$425,053
Other payables	-	3,120,846
Total liabilities related to discontinued operations	$-	$3,545,899

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

On July 21, 2022, the Company has uplisted its common stock to the Nasdaq Capital Market, and the closing of its public offering of 10,000,000 shares of common stock with the gross proceeds of $40,000,000 and net proceeds of $37,057,176 after deducting the total offering cost of $2,942,824. The shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The shares continue to trade under the stock symbol “NXTT.” The Company’s total issued and outstanding common stock has been increased to 195,032,503 shares after the offering.

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

In September 2023, 1,570,600 shares were issued for a consideration of $12,616,454. The Company’s common stock issued has been increased to 2,625,130 shares as of December 31, 2023.

NOTE 13 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

The Company is currently conducting its major operations in the Hong Kong and PRC through its subsidiaries, which are subject to tax from 16.5% to 25%.

NOTE 14 – CONTINGENCIES AND COMMITMENT

There is no contingencies and commitment during the year.

NOTE 15 – SUBSEQUENT EVENT

Acquisition of Company

On March 1,2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with certain existing shareholders (the “Sellers”) of Future Dao Group Holding Limited, an exempted company incorporated and existing under the laws of the Cayman Islands (the “Target”), pursuant to which the Company agrees to purchase from the Sellers indirectly through Next Investment Group Limited, a wholly-owned subsidiary of the Company (“Next Investment”), and the Sellers agree to sell to Next Investment, an aggregate of 2,000 ordinary shares (the “Purchased Shares”) of the Target (the “Transaction”) at a per share purchase price of $6,698 per share for an aggregate purchase price of $13,396,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, at the closing of the Transaction, the Company will pay the Purchase Price by issuing to the Sellers an aggregate of 3,940,000 shares of common stock of the Company (the “Next Technology Common Stock”) based on an agreed-upon valuation of $3.4 per share (the “Per Share Price”). The Per Share Price is above $3.19, which is the average price per share of the shares of common stock of the Company traded on Nasdaq Capital Market in the five trading days prior to the signing date of the Purchase Agreement. Pursuant to the Purchase Agreement, each Seller will receive its portion of the Company’s Common Stock proportionate to the number of the Purchased Shares to be sold by such Seller to Next Investment under the Purchase Agreement, the transaction has been completed in end of April 2024.

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

Our common stock will continue to trade on the NASDAQ Stock Market under the ticker symbol “NXTT”. Outstanding stock certificates for shares of the company are not affected by the name change. They continue to be valid and need not be exchanged.