Form 10-Q
period 2024-06-30
Next Technology Holding Inc.
filed 2024-08-21
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 21, 2024, there were 6,976,410 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of June 30, 2024	As of December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	50,733,354	35,137,576
Accounts receivable- non related parties, net	1,130,665	1,133,117
Prepayments	12,125,500	12,125,500

Total current assets	64,657,906	49,064,580

Non-current assets:
Investment in associate company	13,396,000	-
Total assets	78,053,906	$49,064,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	924,127	926,456
Amount due to related parties	1,775,732	1,693,098
Tax payable	130,934	130,942
Other payables	812,500	1,600,000
Deferred tax liabilities	2,290,818	-
Total current liabilities	5,934,111	4,350,496
Total liabilities	5,934,111	4,350,496

Stockholders’ equity:
Common stock; no par value; 6,976,410 issued and outstanding at June 30, 2024 and December 31, 2023 respectively	—	—
Additional paid in capital	71,124,650	56,348,650
Accumulated other comprehensive loss	(113)	(8)
Accumulated profit/(deficits)	995,258	(11,634,558)
Total stockholders’ equity	72,119,795	44,714,084

Total liabilities and stockholders’ equity	$78,053,906	$49,064,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End June 30, 2024		For the Three Months End June 30, 2023	For the Six Months End June 30, 2024	For the Six Months Ended June 30, 2023
Revenue:
Service revenue	$		$—	$—	$—
Total service revenue			—	—	—
Cost of revenue			—	—	—
Gross Profit			—	—	—

Operating expenses
General and administrative expense		(345,000)	(166,294)	(675,143)	(302,775)
Total operating expenses		(345,000)	(166,294)	(675,143)	(302,775)

Loss from operations		(345,000)	(166,294)	(675,143)	(302,775)
Other income/(loss)		(8,423,620)	—	15,595,778	—
Profit/ (loss) before income taxes		(8,768,620)	(166,294)	14,920,635	(302,775)
Income tax income/(expenses)		1,851,939	—	(2,290,819)	—

Net profit/ (loss) from continuing operation		$(6,916,679)	$(166,294)	$12,629,816	$(302,775)
Net profit/ (loss) from discontinued operation		—	(776,575)	—	(1,853,570)

Comprehensive income
Net profit/ (loss)		$(6,916,679)	$(942,869)	$12,629,816	$(2,156,345)
Other comprehensive income
Foreign currency translation adjustment		—	—	(105)	310,576

Total comprehensive profit/ (loss)		(6,916,679)	$(942,869)	$12,629,711	(1,845,769)

Profit /(Loss) per share, basic and diluted from continuing operation		$(1.92)	$(0.16)	$3.52	$(0.29)
Profit /(Loss) per share, basic and diluted from discontinued operation		—	(0.74)	—	(1.76)

*Weighted-average shares outstanding, basic and diluted		3,590,757	1,054,530	3,590,757	1,054,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended June 30, 2024

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of March 31, 2024	2,625,130	$—	$56,348,650	$7,911,937	$(113)	$64,260,474
Stock issued during the period	4,351,280	—	14,776,000	—	—	14,776,000
Foreign currency translation adjustment	—	—	—	—	—	—
Net profit for the period	—	—	—	$(6,916,679)	—	$(6,916,679)
Balance as of June 30, 2024	6,976,410	$—	$71,124,650	$995,258	$(113)	$72,119,795

Six months ended June 30, 2024

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2023	2,625,130	$—	$56,348,650	$(11,634,558)	$(8)	$44,714,084
Stock issued during the period	4,351,280	—	14,776,000	—	—	14,776,000
Foreign currency translation adjustment	—	—	—	—	(105)	(105)
Net profit for the period	—	—	—	$12,629,816	—	$12,629,816
Balance as of June 30, 2024	6,976,410	$—	$71,124,650	$995,258	$(113)	$72,119,795

Three months ended June 30, 2023

	Common Stock		Additional Paid in	Accumulated	Total Shareholder
	Shares	Amount	Capital	Deficits	Equity
Balance as of March 31, 2023	1,054,530	$—	$43,732,196	$(4,481,484)	$41,075,218
Loss from discontinued operation	—	—	—	(776,575)	(1,077,744)
Net loss for the period	—	—	—	$(166,294)	$(136,481)
Balance as of June 30, 2023	1,054,530	$—	$43,732,196	$(3,871,203)	$39,860,993

Six months ended June 30, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2022	1,054,530	$—	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Foreign currency translation adjustment	—	—	—	—	310,576	310,576
Loss from discontinued operation	—	—	—	(1,853,570)		(1,853,570)
Net loss for the period	—	—	—	$(302,775)	—	$(302,775)
Balance as of June 30, 2023	1,054,530	$—	$43,732,196	$(3,871,203)	$—	$39,860,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended	For the Six months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net Profit/ (loss)	$12,629,816	$(302,775)
Gain from digital assets	(15,595,778)	—
Loss from discontinued operation	—	(1,853,570)
Changes in operating assets and liabilities:
Accounts receivables	2,452	—
Account payables	(2,329)	—
Director fee payable	82,000	—
Accrued expenses	49,500	—
Tax payables	(8)	—
Other payables	543,000	—
Deferred tax liabilities	2,290,818	—
Asset related to discontinued operation	—	1,508,093
Net cash flows used in operating activities	(529)	(648,252)
Cash flow from financing activities:
Shareholders loan	634	318,000
Net cash flows provided by financing activities	634	318,000

Effect of exchange rate changes on cash	(105)	310,576

Change in cash and cash equivalents:	-	(19,676)

Cash and cash equivalents, beginning of period	$668,387	$22,926

Cash and cash equivalents, end of period	$668,387	$3,250

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance at December 31, 2023	24,990,000	10,147,576	35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	15,595,778	15,595,778	-
Balance at June 30, 2024	24,990,000	25,743,354	50,733,354	833s

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

The condensed consolidated financial statements of the Company as of and for the six months ended June 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2024, the results of its operations for the six months ended June 30, 2024 and 2023, and its cash flows for the six months ended June 30, 2024 and 2023. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

The following table summarizes the Company’s digital asset holdings as of:

	June 30, 2024	December 31, 2023
Approximate number of bitcoins held	833.19	833.19
Digital assets carrying value	$50,733,354	$35,137,576
Gain on digital assets during the period/ Year	$15,595,778	$10,147,576

As of June 30, 2024, approximately 833.19 of the bitcoins held by the Company, which had a carrying value of approximately $50.7 million on the Company’s Consolidated Balance Sheets as of June 30, 2024.

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

Foreign Currency

The Company’s principal country of operations is the PRC. The accompanying condensed consolidated financial statements are presented in US$. The functional currency of the Company is US$, and the functional currency of the Company’s subsidiaries is RMB. The condensed consolidated financial statements are translated into US$ from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The resulting translation adjustments are recorded as a component of shareholders’ equity included in other comprehensive income. Gains and losses from foreign currency transactions are included in profit or loss. There were no gains and losses from foreign currency transactions from the inception to June 30, 2024.

	June 30, 2024	December 31, 2023
RMB: US$ exchange rate	7.22	7.09

The balance sheet amounts, with the exception of equity, June 30, 2024 and December 31, 2023 were translated at 7.22 RMB and 7.09 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended June 30, 2024 and year ended December 31, 2023 were 7.18 RMB and 7.08 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the year and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of June 30, 2024, there were no potentially dilutive shares.

	For the period June 30, 2024	For the period June 30, 2023
Statement of Operations Summary Information:
Net Profit/ (Loss)	$12,629,816	$(302,775)
Weighted-average common shares outstanding - basic and diluted	3,590,757	1,054,530
Net Profit/ (loss) per share, basic and diluted	$3.52	$(0.29)

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

As of and for the period ended June 30, 2024, there were no revenue were generated in SAAS business during the period.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of June 30, 2024, the Company held cash in bank in the amount of $668,387, which consist of the following:

	June 30, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387
	$668,387	$668,387

NOTE 6 – DIGITAL ASSETS

As of June 30, 2024, digital assets holdings are as follow:

	June 30, 2024	December 31, 2023
Opening balance	$35,137,576	$—
Purchase of BTC	—	24,990,000
Gain from digital assets	15,595,778	10,147,576
Ending balance	$50,733,354	$35,137,576

As of June 30, 2024, the Company is hold approximately 833 BTC at the total cost of $24,990,000. For the six months ended June 30, 2024 and for the year ended December 31, 2023, the Company recognized gain of $15,595,778 and $10,147,576 on digital assets respectively.

NOTE 7 – ACCOUNT RECEIVABLES

As of June 30, 2024, accounts receivable are related to the services fee receivables from customers as follow:

	June 30, 2024	December 31, 2023
Accounts Receivables	$1,130,665	$1,133,117

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against bad debt expense through the condensed consolidated statements of operations, included in general and administrative expense, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success. There is no allowance for expected credit loss as the account receivable has been received as at reporting date.

NOTE 8 – PREPAYMENTS

As of June 30, 2024, prepayments consist of the following:

	June 30, 2024	December 31, 2023
Digital assets	$12,125,500	$12,125,500
	$12,125,500	$12,125,500

As of June 30, 2024, there are prepayment of approximately $12,125,500 for the 40% prepayment of 1000 BTC, which is expected to be delivered by September 2024 with the lock up price of $30,000 per BTC. The Company has planned to hold a special shareholders’ meeting to purchase the remaining 5,167 BTC by issuance of new shares.

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	June 30, 2024	December 31, 2023
Related parties payable	$282,535	$282,535
Amount due to shareholders	607,197	606,563
Director fee payable	886,000	804,000
	$1,775,732	$1,693,098

The related party balance of $282,535 represented advances from former shareholders for Company’s daily operation.

As of June 30, 2024, the amount due to shareholders of $607,197 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of June 30, 2024, the director fee payable of $886,000 represented the accrual of director fees from the appointment date to June 30, 2024.

The amount due to related parties are interest free, no collateral and have no fixed of repayment period.

NOTE 10 –ACCOUNT PAYABLES

As of June 30, 2024 and December 31, 2023, account payables are related to the software services fee payables to suppliers as follow:

	December 31, 2023	December 31, 2023
Account payables	$924,127	$926,456
	$924,127	$926,456

NOTE 11 – OTHER PAYABLES

As of June 30, 2024, other payables consists of unpaid professional fee as follow:

	June 30, 2024	December 31, 2023
Professional fees	$812,500	$1,600,000
	812,500	1,600,000

Professional fee payables included professional balance of $812,500 are included outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee and listing compliance fee owing to professional parties.

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of ordinary shares authorized, and has issued 6,976,410 shares with no par value as of June 30, 2024.

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

In April 2024, there are 4,351,280 shares issued with the total amount of $14,776,000 for the acquisition of 20% of associate company and loan conversion to equity, the Company’s common stock issued has been increased to 6,976,410 shares as of June 30, 2024.

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

NOTE 14- SUBSEQUENT EVENTS

No subsequent events were occurs during the period.

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

Results of Operations

Results of Operations for the Six months period Ended June 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the six months period ended June 30, 2024 and 2023.

	For the period June 30, 2024	From the period June 30, 2023
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Gain from digital assets	15,595,778	—
General and administrative expenses	(675,143)	(302,775)
Net profit/ (loss) before income tax	14,920,635	(302,775)
Income tax expenses	(2,290,819)	—
Net profit/ (loss)	12,629,816	(302,775)

Revenue from Operations

For the six-month period ended June 30, 2024 and 2023, total revenue were $nil respectively.

General and Administrative Expenses

For the six months period ended June 30, 2024 and 2023, general and administrative expenses were $675,143 and $302,775 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other Income

The other income of $15,595,778 is mainly due to gain from digital assets during the period.

Net Profit

As a result of the factors described above, there was a net profit of $12,629,816 and net loss of $302,775 for the period ended June 30, 2024 and 2023, respectively. The increase in net profit is mainly due to gain from digital assets during the period.

Results of Operations for the Three months period Ended June 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three months period ended June 30, 2024 and 2023.

	For the period June 30, 2024	From the period June 30, 2023
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Loss from digital assets	(8,423,620)	—
General and administrative expenses	(345,000)	(166,294)
Net profit/ (loss) before income tax	(8,768,620)	(166,294)
Income tax income	1,851,941	—
Net profit/ (loss)	6,916,679	(166,294)

Revenue from Operations

For the three-month period ended June 30, 2024 and 2023, total revenue were $nil respectively.

General and Administrative Expenses

For the three months period ended June 30, 2024 and 2023, general and administrative expenses were $345,000 and $166,294 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other Income/(loss)

The other loss of $8,423,620 is mainly due to loss from digital assets during the period.

Net loss

As a result of the factors described above, there was a net loss of $6,916,679 and net loss of $166,294 for the period ended June 30, 2024 and 2023, respectively. The increase in net loss is mainly due to loss from digital assets during the period.

Liquidity and Capital Resources

As of June 30, 2024, we had cash on hand of $668,387. There is no change in cash held during the period.

Operating activities

As of June 30, 2024, our cash flow used in operating activities is $529 for the period ended June 30, 2024 as compared to the cash flow used in operating activities of $648,252 in prior period. The decrease was mainly due to increase in deferred tax liabilities during the period.

Financing activities

Cash provided by our financing activities was $634 for the period ended June 30, 2024 as compared to cash provided by financing activities of $318,000. The decrease is mainly due to lesser in shareholders’ advance during the period as compare to the prior period.

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

With respect to the period ended June 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended June 30, 2024, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of June 30, 2024, we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2024.

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

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of March 31, 2024. In April 2024, there are 4,351,280 shares issued with the total amount of $14,776,000 for the acquisition of 20% of associate company and loan conversion to equity, the Company’s common stock issued has been increased to 6,976,410 shares as of June 30, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended June 30, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Dated August 21, 2024	By:	/s/ Liu Wei Hong
Wei Hong Liu
Chief Executive Officer

/s/ Ken Tsang
Ken Tsang
Chief Financial Officer