Form 10-K/A
period 2023-12-31
Next Technology Holding Inc.
filed 2024-09-09
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

Our business operations are not currently impacted by the cryptocurrency restrictions imposed by the Chinese government (collectively, the “PRC Crypto Restrictions”) in any material respect, even though the Chinese government has adopted an increasingly stringent approach in recent years, as outlined and discussed below.

On December 3, 2013, the People’s Bank of China, China’s central bank (“PBoC”), issued the Notice on Preventing Risks Associated with Bitcoin, emphasizing that Bitcoin should be deemed as a virtual commodity rather than a fiat currency. This notice prohibits financial and payment institutions in China from providing Bitcoin-related services, highlighting the potential risks of money-laundering associated with Bitcoin.

Further tightening the regulatory environment, on September 4, 2017, the PBoC issued the Announcement on Preventing Risks Associated with Financing Activities through ICOs, which prohibits the initial coin offerings (ICOs) which was characterized as a potentially criminal activity, potentially involving suspected illegal issuance and sales of tokens and notes, unauthorized public issuance of securities, illegal fundraising, financial fraud, and Ponzi schemes.

The most recent regulatory measure came on September 24, 2021, when the PBoC, along with nine other Chinese national government bodies, issued the Notice Regarding Further Prevention and Management of Risks Associated with Cryptocurrency Trading Hype banning overseas cryptocurrency exchanges from providing services to residents in mainland China. This notice also prohibits individuals in mainland China from working for overseas exchanges, and restricts companies and individuals from providing marketing, payment, settlement services or technical support to these exchanges. A comprehensive monitoring system was also established to oversee cryptocurrency activities of individuals and companies in mainland China, giving local authorities extensive authority to monitor their regions and raise early warning flags.

We believe our business operations are not currently subject to these PRC Crypto Restrictions. We are not a PRC company, nor do we have any PRC subsidiaries. We are not a financial or payment institution operating within China either. We currently do not conduct any business activities within China. We do not engage in any exchange business between fiat currency and cryptocurrency or among cryptocurrencies. We do not issue digital tokens through ICOs or otherwise, nor do we provide marketing, payment, settlement services or related technical support for any cryptocurrency exchanges.

Our involvement with Bitcoin is limited to purchasing, holding and selling Bitcoins, which is not prohibited under the PRC Crypto Restrictions. Furthermore, the holding of certain executive roles by Chinese citizens in our company does not violate any PRC Crypto Restrictions.

While our current business operations are not subject to the PRC Crypto Restrictions, future changes in our business strategies or operations could expose us to these restrictions. In addition, the PRC Crypto Restrictions are continuously evolving and can be subject to significant changes. There is a possibility that the Chinese government may broaden its regulatory scope to include a wider range of cryptocurrency-related activities, potentially impacting companies operating outside of China. If new regulations are introduced or if our business evolves to include activities that fall under the PRC jurisdiction, we could face increased regulatory scrutiny, compliance costs or operational restrictions, which, in turn, could materially affect our current or anticipated business operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have established procedures for evaluating, recognizing, and managing significant risks stemming from potential unauthorized events occurring on or through our electronic information systems. These procedures comprise an important part of our overall enterprise risk management system and are aimed at preventing, detecting, or mitigating data breaches, theft, misuse, unauthorized access, or any other security incidents or vulnerabilities affecting digitally stored data. Internally we have an Internet, Email and Computer Use Policy and all of our employees have been trained on the policy and related tools. Additionally, we employ processes to manage and identify risks arising from cybersecurity threats linked to supplier and customer relationships and our utilization of third-party technology and systems.

We adhere to a risk management framework based on applicable laws and regulations to handle cybersecurity risks across our products, services, infrastructure and corporate assets. We regularly conduct risk assessments to gauge the effectiveness of our systems, identifying areas for improvement. These processes enable us to make informed, risk-based decisions and prioritize cybersecurity measures and risk mitigation strategies. Our risk mitigation efforts encompass a range of technical and operational actions. Our cybersecurity risks and related responses are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by our Board of Directors. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents. However, we cannot guarantee that our efforts will prevent any cybersecurity incident from occurring.

As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that we believe have, or are likely to, materially affect us, our business strategy, results of operations or financial condition.

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

Enforceability

Given that most of our executives officers and current directors are based in the People’s Republic of China and/or Hong Kong, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event that a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States. Also, it may be difficult to enforce judgments obtained in the U.S. courts based on civil liability provisions of the U.S. federal securities laws against us and/or our officers and directors who do not currently reside in the U.S. or have substantial assets in the U.S. In addition, there is uncertainty as to whether the courts of the People’s Republic of China would recognize or enforce judgements of U.S. courts against us, or such officers and directors predicted upon the civil liability provisions of the securities laws of the U.S. or any state.

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

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

10.1	Employment Agreement between Wetrade Group Inc. and Ken Tsang, dated December 13, 2023 (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 13, 2023)

10.2	Service Contract by and between the Registrant and Dong Li Chen (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.3	Service Contract by and between the Registrant and Lim Kian Wee (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.4	Service Contract by and between the Registrant and Mahesh Thapaliya (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.5	Service Contract by and between the Registrant and Sun Jian Bo (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on December 11, 2023)

10.6	Shares Purchase Agreement between the Company and Future Dao Group Holding Limited (Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

10.7	Sales and Purchase Agreement between the Company and unaffiliated buyer Incorporated herein by reference to WeTrade Group Inc’s Current Report on Form 8-K filed with the SEC on September 27, 2023)

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Company’s Compensation Recovery Policy

101	Financial statements of Next Technology Group Inc for the year ended December 31, 2023 and 2022 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC

Dated: September 9, 2024	By:	/s/ Weihong Liu
Liu Wei Hong Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: September 9, 2024	By:	/s/ Ken Tsang
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

We also audited adjustments to the 2022 consolidated financial statements relating to discontinued operations as described in Note 11. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2022 consolidated financial statements other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements as a whole.

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

June 21, 2024

PCAOB ID Number 7095

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WeTrade Group, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments relating to discontinued operations described in Note 11, the accompanying consolidated balance sheets of WeTrade Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”) (the consolidated financial statements before the effects of the adjustments discussed in Note 11 are not presented herein). In our opinion, the consolidated financial statements, before the effects of the adjustments relating to discontinued operations described in Note 11, present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to the adjustments relating to discontinued operations described in Note 11, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by JWF Assurance PAC.

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

As of December 31, 2023, a prepayment of approximately $12,125,500, representing 40% of the total purchase price for 1000 BTC, has been made. The remaining 60% of the total purchase price for 1000 BTC will be settled (the “BTC Transaction”) through the issuance of the Company’s common stock at a per share price based on the average market price over a five-day period immediately prior to the date of the completion of BTC Transaction. The Company is currently negotiating with independent third-party BTC owners (each, a “BTC Seller”) and expects to issue shares that will represent approximately 62% of the Company’s then outstanding capitalization immediately after such issuance to pay off the remaining 60% of the total purchase price for 1000 BTC. The BTC Transaction is anticipated to close in the last quarter of 2024.

Despite that the Company expects to issue shares in the BTC Transaction that will represent approximately 62% of the Company’s then outstanding capitalization immediately after such issuance, the Company does not expect the BTC Transaction to result in a change of control of the Company. To the knowledge of the Company, no BTC Seller with which the Company is currently negotiating owns any shares of the Company’s capital stock as of the date of this report. In addition, no such single BTC Seller is expected or allowed to acquire 20% or more shares or voting power of the Company as a result of the BTC Transaction. It is also understood that each BTC Seller is independent with each other and not acting in concert with others.

The existing shareholders of the Company are expected to experience significant dilution in their ownership percentage of the Company as a result of the BTC Transaction.

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