Form 10-Q/A
period 2024-03-31
Next Technology Holding Inc.
filed 2024-09-12
CIK 1784970

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

As of September 12, 2024, there were 6,976,410 shares of common stock outstanding.

Explanatory Note

Next Technology Holding Inc (Formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2024, originally filed with the Securities and Exchange Commission on May 20, 2024 (the “Original Filing”), to amend our consolidated financial statements.

This Form 10-Q/A is being filed to revise accounting policy of digital assets, disclosure of BTC prepayment and certain balance items that affect for the period ended March 31, 2024.

In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC

i

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of March 31, 2024	As of December 31, 2023 (audited)

ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	59,156,975	35,137,576
Accounts receivable- non related parties, net	1,130,664	1,133,117
Prepayments	12,125,500	12,125,500

Total current assets	73,081,526	49,064,580
Total assets	73,081,526	$49,064,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	924,127	926,456
Amount due to related parties	1,733,732	1,693,098
Tax payable	130,934	130,942
Other payables	1,889,500	1,600,000
Total current liabilities	4,678,293	4,350,496

Non-current liabilities:
Deferred tax liabilities	4,142,759	-
Total liabilities	8,821,052	4,350,496

Stockholders’ equity:
Common stock; no par value; 2,625,130 issued and outstanding at March 31, 2024 and December 31, 2023 respectively	56,348,650	56,348,650
Accumulated other comprehensive loss	(113)	(8)
Retained Earnings/(Accumulated Deficit)	7,911,937	(11,634,558)
Total stockholders’ equity	64,260,474	44,714,084

Total liabilities and stockholders’ equity	$73,081,526	$49,064,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End March 31, 2024	For the Three Months End March 31, 2023
Revenue:
Service revenue	$—	$—
Total service revenue	—	—
Cost of revenue	—	—
Gross Profit	—	—

Operating expenses
General and administrative expense	(330,145)	(166,295)
Total operating expenses	(330,145)	(166,295)

Loss from operations	(330,145)	(166,295)
Other income	24,019,399	—
Profit/ (loss) before income taxes	23,689,254	(166,295)

Income tax expenses	(4,142,759)	—

Net profit/ (loss) from continuing operation	$19,546,495	$(166,295)
Net loss from discontinued operation	—	(775,826)

Comprehensive income
Net profit/ (loss)	$19,546,495	$(942,121)
Other comprehensive income
Foreign currency translation adjustment	(105)	310,576

Total comprehensive profit/(loss)	$19,546,390	$(631,545)

Earnings /(Loss) per share, basic and diluted from continuing operation	$7.45	$(0.16)
Earnings /(Loss) per share, basic and diluted from discontinued operation	—	(0.74)

*Weighted-average shares outstanding, basic and diluted	2,625,130	1,054,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended March 31, 2024

	Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
Balance as of December 31, 2023	2,625,130	$—	$56,348,650	$(11,634,558)	$(8)	$44,714,084
Foreign currency translation adjustment	—	—	—	—	(105)	(105)
Net profit for the period	—	—	—	$19,546,495	—	$19,546,495
Balance as of March 31, 2024	2,625,130	$—	$56,348,650	$7,911,937	$(113)	$64,260,474

Three months ended March 31, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
Balance as of December 31, 2022	1,054,530	$—	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Foreign currency translation adjustment	—	—	—	—	310,576	310,576
Loss from discontinued operation	—	—	—	(775,826)	—	(775,826)
Net loss for the period	—	—	—	$(166,295)	—	$(166,295)
Balance as of March 31, 2023	1,054,530	$—	$43,732,196	$(2,656,979)	$—	$41,075,217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended	For the Three months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net Profit/ (loss)	$19,546,495	$(166,295)
Fair value gain from digital assets	(24,019,399)	—
Loss from discontinued operation	—	(775,826)

Changes in operating assets and liabilities:
Accounts receivables	2,452	—
Account payables	(2,327)	—
Directors’ fee payable	40,000	—
Tax payable	(9)	—
Other payables	289,500	—
Deferred tax liabilities	4,142,758	—
Net cash flows used in continued operating activities	(530)	(942,121)
Net cash flows used in discontinued operating activities	—	430,349
Net cash flows used in operating activities	(530)	(511,772)

Cash flow from financing activities:
Shareholders loan	635	186,000
Net cash flows provided by financing activities	635	186,000

Effect of exchange rate changes on cash	(105)	310,576

Change in cash and cash equivalents:	—	(15,196)

Cash and cash equivalents, beginning of period	$668,387	$22,926

Cash and cash equivalents, end of period	$668,387	$7,730

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

NOTES TO CONDEDSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance at December 31, 2023	24,990,000	10,147,576	35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	24,019,399	24,019,399	-
Balance at March 31, 2024	24,990,000	34,166,975	59,156,975	833

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

The following table summarizes the Company’s digital asset holdings as of:

	March 31, 2024	December 31, 2023
Approximate number of bitcoins held	833	833
Digital assets carrying value	$59,156,975	$35,137,576
Gain on digital assets during the period/ Year	$24,019,399	$10,147,576

As of March 31, 2024, approximately 833 of the bitcoins held by the Company, which had a carrying value of approximately $59.2 million on the Company’s Consolidated Balance Sheets as of March 31, 2024.

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

The balance sheet amounts, with the exception of equity,   as of March 31, 2024 and December 31, 2023 were translated at 7.22 RMB and 7.09 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended March 31, 2024 and year ended December 31, 2023 were 7.18 RMB and 7.08 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the period  and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet.

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

Accounts Receivable

Accounts receivables are presented net of allowance for expected credit loss. The Company uses specific identification in providing for bad debts when facts and circumstances indicate that collection is doubtful and based on factors listed in the following paragraph. If the financial conditions of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

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

The Company has subsidiaries in Hong Kong and PRC. The Company is subject to tax in Hong Kong and PRC jurisdictions. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Department of Hong Kong and Tax Department of PRC.

Earnings / (Loss) Per Share

Earnings/(Loss) per share of common stock attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of March 31, 2024, there were no potentially dilutive shares.

	For the period March 31, 2024	For the period March 31, 2023
Statement of Operations Summary Information:
Net Profit/ (Loss)	$19,546,495	$(166,295)
Weighted-average common shares outstanding - basic and diluted	2,625,130	1,054,530
Earnings / (loss) per share, basic and diluted	$7.45	$(0.16)

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

As of and for the period ended March 31, 2024, there were no revenue generated from SAAS business.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of March 31, 2024, the Company held cash in bank in the amount of $668,388, which consist of the following:

	March 31, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 6 – DIGITAL ASSETS

As of March 31, 2024, digital assets holdings are as follow:

	March 31, 2024	December 31, 2023
Opening balance	$35,137,576	$—
Purchase of BTC	—	24,990,000
Gain from digital assets	24,019,399	10,147,576
Ending balance	$59,156,975	$35,137,576

As of March 31, 2024, the Company held approximately 833   BTC at the total cost of $24,990,000. For the three months ended March 31, 2024 and for the year ended December 31, 2023, the Company recognized gain of $24,019,399 and $10,147,576 on digital assets respectively.

NOTE 7 – ACCOUNTS RECEIVABLE

As of March 31, 2024, accounts receivable are related to the services fee receivable from customers as follow:

	March 31, 2024	December 31, 2023
Accounts Receivable	$1,130,664	$1,133,117

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

As of March 31, 2024, there are prepayment of approximately $12,125,500 for the 40% of the total purchase price for 1000 BTC, has been made. The remaining 60% of the total purchase price for 1000 BTC will be settled (the “BTC Transaction”) through the issuance of the Company’s common stock at a per share price based on the average market price over a five-day period immediately prior to the date of the completion of BTC Transaction. The Company is currently negotiating with independent third-party BTC owners (each, a “BTC Seller”) and expects to issue shares that will represent approximately 62% of the Company’s then outstanding capitalization immediately after such issuance to pay off the remaining 60% of the total purchase price for 1000 BTC. The BTC Transaction is anticipated to close in the last quarter of 2024.

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

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	March 31, 2024	December 31, 2023
Related parties payable	$282,535	$282,535
Amount due to shareholders	607,197	606,563
Director fee payable	844,000	804,000
	$1,733,732	$1,693,098

The related party balance of $282,535 represented advances from former shareholders for Company’s daily operation.

As of March 31, 2024, the amount due to shareholders of $607,197 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of March 31, 2024, the director fee payable of $844,000 represented the accrual of director fees from the appointment date to March 31, 2024.

The amount due to related parties are interest free, unsecured  and have no fixed of repayment period.

NOTE 10 – ACCOUNT PAYABLES

As of March 31, 2024 and December 31, 2023, account payable are related to the software services fee payables to suppliers as follow:

	December 31, 2023	December 31, 2023
Account payable	$924,127	$926,456

NOTE 11 – OTHER PAYABLES

As of March 31, 2024, other payables consists of unpaid professional fee as follow:

	March 31, 2024	December 31, 2023
Professional fees	$1,889,500	$1,600,000

Professional fees of $1,889,500 comprise outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee and listing compliance fee owing to professional parties.

NOTE 12 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorised ordinary shares and has issued 2,625,130 shares with no par value as of March 31, 2024.

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

The Company is currently conducting its certain operations in the PRC through its subsidiaries, which are subject to tax to 25%.

NOTE 14 – SUBSEQUENT EVENTS

Acquisition of Company

On March 1,2024, the Company entered into a share purchase agreement (the “Purchase Agreement”) with certain existing shareholders (the “Sellers”) of Future Dao Group Holding Limited, an exempted company incorporated and existing under the laws of the Cayman Islands(the “Target”),pursuant to which the Company agrees to purchase from the Sellers indirectly through Next Investment Group Limited, a wholly-owned subsidiary of the Company (“Next Investment”), and the Sellers agree to sell to Next Investment, an aggregate of 2,000 ordinary shares (the “Purchased Shares”) of the Target (the “Transaction”) at a per share purchase price of $6,698 per share for an aggregate purchase price of $13,396,000 (the “Purchase Price”). Pursuant to the Purchase Agreement, at the closing of the Transaction, the Company will pay the Purchase Price by issuing to the Sellers an aggregate of 3,940,000 shares of common stock of the Company (the “Next Technology Common Stock”) based on an agreed-upon valuation of $3.40 per share (the “Per Share Price”). The Per Share Price is above $3.19, which is the average price per share of the shares of common stock of the Company traded on Nasdaq Capital Market in the five trading days prior to the signing date of the Purchase Agreement. Pursuant to the Purchase Agreement, each Seller will receive its portion of the Company’s Common Stock proportionate to the number of the Purchased Shares to be sold by such Seller to Next Investment under the Purchase Agreement, the transaction has been completed in end of April 2024.

Change of Company name

Effective April 2, 2024, the Company has changed its name to Next Technology Holdings Inc. The name change was made pursuant to the Wyoming Business Corporations Act, and an amendment to Article I of the Company’s Amended and Restated Articles of Incorporation was filed with the Wyoming Secretary of State on March 18, 2024 (Amendment ID: 2024-004669585).

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

Results of Operations

Results of Operations for the Three months period Ended March 31, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three months period ended March 31, 2024 and 2023.

	For the period March 31, 2024	From the period March 31, 2023
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Gain from digital assets	24,019,399	—
General and administrative expenses	(330,145)	(166,295)
Net profit/ (loss) before income tax	23,689,254	(166,295)
Income tax expense	(4,142,759)	—
Net profit/ (loss)	19,546,495	(166,295)

Revenue from Operations

For the three-month period ended March 31, 2024 and 2023, total revenue were $nil respectively.

General and Administrative Expenses

For the three months period ended March 31, 2024 and 2023, general and administrative expenses were $330,145 and $166,295 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other Income

The other income of $24,019,399 is mainly due to gain from digital assets during the period.

Net Profit

As a result of the factors described above, there was a net profit of $19,546,495 and net loss of $166,295 for the period ended March 31, 2024 and 2023, respectively. The increase in net profit is mainly due to gain from digital assets during the period.

Liquidity and Capital Resources

As of March 31, 2024, we had cash on hand of $668,388. There is no change in cash held during the period.

Operating activities

As of March 31, 2024, our cash flow used in operating activities is $530 for the period ended March 31, 2024 as compared to the cash flow used in operating activities of $511,772 in prior period. The decrease was mainly due to higher fair value gain in BTC were made in prior period.

Financing activities

Cash provided by our financing activities was $635 for the period ended March 31, 2024 as compared to cash provided by financing activities of $186,000. The decrease is mainly due to lesser in shareholders’ advance during the period as compare to the prior period.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended March 31, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Dated September 12, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Ken Tsang
Ken Tsang
Chief Financial Officer