Form 10-Q/A
period 2024-06-30
Next Technology Holding Inc.
filed 2024-09-20
CIK 1784970

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

As of September 20, 2024, there were 6,976,410 shares of common stock outstanding.

i

Explanatory Note

Next Technology Holding Inc (Formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2024, originally filed with the Securities and Exchange Commission on August 22, 2024 (the “Original Filing”), to amend our consolidated financial statements.

This Form 10-Q/A is being filed to revise the accounting policy and disclosures in relation to the Digital assets, prepayment of digital assets and investment in associate company.

In accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of June 30, 2024	As of December 31, 2023 (Audited)

ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	50,733,354	35,137,576
Accounts receivable-third parties, net	1,130,665	1,133,117
Prepayments	12,125,500	12,125,500
Total current assets	64,657,906	49,064,580

Non-current assets:
Investment in associate company	13,396,000	-
Total assets	78,053,906	$49,064,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	924,127	926,456
Amount due to related parties	1,181,592	1,693,098
Tax payable	130,934	130,942
Other payables	812,500	1,600,000
Total current liabilities	3,049,153	4,350,496

Non-current liabilities:
Deferred tax liabilities	2,301,348	—
Total liabilities	5,350,501	4,350,496

Stockholders’ equity:
Common stock; no par value; 6,976,410 and 1,054,530 issued and outstanding at June 30, 2024 and December 31, 2023 respectively	71,718,790	56,348,650
Accumulated other comprehensive loss	(113)	(8)
Retained Earnings /(Accumulated Deficits)	984,728	(11,634,558)
Total stockholders’ equity	72,703,405	44,714,084

Total liabilities and stockholders’ equity	$78,053,906	$49,064,580

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End June 30, 2024	For the Three Months End June 30, 2023	For the Six Months End June 30, 2024	For the Six Months Ended June 30, 2023
Revenue:
Service revenue	$—	$—	$—	$—
Total service revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses
General and administrative expense	(344,999)	(136,480)	(675,144)	(302,775)
Total operating expenses	(344,999)	(136,480)	(675,144)	(302,775)

Loss from operations	(344,999)	(136,480)	(675,144)	(302,775)
Other income/(loss)	(8,423,621)	—	15,595,778	—
Profit/ (loss) before income taxes	(8,768,620)	(136,480)	14,920,634	(302,775)
Income tax credit/(expenses)	1,841,411	—	(2,301,348)	—

Net profit/ (loss) from continuing operation	$(6,927,209)	$(136,480)	$12,619,286	$(302,775)
Net profit/ (loss) from discontinued operation	—	(1,077,744)	—	(1,853,570)

Comprehensive income
Net profit/ (loss)	$(6,927,209)	$(1,214,224)	$12,619,286	$(2,156,345)
Other comprehensive income
Foreign currency translation adjustment	—	—	(105)	310,576

Total comprehensive profit/ (loss)	(6,927,209)	$(1,214,224)	$12,619,181	(1,845,769)

Earnings /(Loss) per share, basic and diluted from continuing operation	$(0.99)	$(0.13)	$2.74	$(0.29)
Earnings /(Loss) per share, basic and diluted from discontinued operation	—	(1.02)	—	(1.76)

Weighted-average shares outstanding, basic and diluted	6,976,410	1,054,530	4,609,505	1,054,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended June 30, 2024

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Earnings	Loss	Equity
Balance as of March 31, 2024	2,625,130	$56,348,650	$7,911,937	$(113)	$64,260,474
Stock issued during the period	4,351,280	15,370,140	—	—	15,370,140
Foreign currency translation adjustment	—	—	—	—	—
Net loss for the period	—	—	$(6,927,209)	—	$(6,927,209)
Balance as of June 30, 2024	6,976,410	$71,718,790	$984,728	$(113)	$72,703,405

Six months ended June 30, 2024

	Common Stock		(Accumulated Deficit)/ Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Earnings	Loss	Equity
Balance as of December 31, 2023	2,625,130	$56,348,650	$(11,634,558)	$(8)	$44,714,084
Stock issued during the period	4,351,280	15,370,140	—	—	15,370,140
Foreign currency translation adjustment	—	—	—	(105)	(105)
Net profit for the period	—	—	$12,619,286	—	$12,619,286
Balance as of June 30, 2024	6,976,410	$71,718,790	$984,728	$(113)	$72,703,405

Three months ended June 30, 2023

	Common Stock		Accumulated	Total Shareholder
	Shares	Amount	Deficits	Equity
Balance as of March 31, 2023	1,054,530	$43,732,196	$(2,656,979)	$41,075,217
Loss from discontinued operation	—	—	(1,077,744)	(1,077,744)
Net loss for the period	—	—	$(136,480)	$(136,480)
Balance as of June 30, 2023	1,054,530	$43,732,196	$(3,871,203)	$39,860,993

Six months ended June 30, 2023

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Deficits	Income	Equity
Balance as of December 31, 2022	1,054,530	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Foreign currency translation adjustment	—	—	—	310,576	310,576
Loss from discontinued operation	—	—	(1,853,570)	—	(1,853,570)
Net loss for the period	—	—	$(302,775)	—	$(302,775)
Balance as of June 30, 2023	1,054,530	$43,732,196	$(3,871,203)	$—	$39,860,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended	For the Six months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net Profit/ (loss)	$12,619,286	$(302,775)
Fair value gain from digital assets	(15,595,778)	—
Loss from discontinued operation	—	(1,853,570)

Changes in operating assets and liabilities:
Accounts receivables	2,452	—
Account payables	(2,329)	—
Director fee payable	82,000	—
Accrued expenses	49,500	—
Tax payables	(8)	—
Other payables	543,000	—
Deferred tax liabilities	2,301,348	—
Net cash flows used in continued operating activities	(529)	(2,156,345)
Net cash flows used in discontinued operating activities	—	1,508,093
Net cash flows used in operating activities	(529)	(648,252)

Cash flow from financing activities:
Shareholders’ loan	(593,506)	318,000
Proceeds from stock issuances	594,140	—
Net cash flows provided by financing activities	634	318,000

Effect of exchange rate changes on cash	(105)	310,576

Change in cash and cash equivalents:	—	(19,676)

Cash and cash equivalents, beginning of period	$668,387	$22,926

Cash and cash equivalents, end of period	$668,387	$3,250

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance at December 31, 2023	24,990,000	10,147,576	35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	15,595,778	15,595,778	-
Balance at June 30, 2024	24,990,000	25,743,354	50,733,354	833

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

Goodwill and Other - Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has early applied ASU 2023-08 and measured crypto assets (presented as digital assets) at fair value with changes recognized in net income this period.

The following table summarizes the Company’s digital asset holdings as of:

	June 30, 2024	December 31, 2023
Approximate number of bitcoins held	833	833
Digital assets carrying value	$50,733,354	$35,137,576
Gain on digital assets during the period/ Year	$15,595,778	$10,147,576

As of June 30, 2024, the Company had approximately 833 bitcoins which had a carrying value of approximately $50.7 million.

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

The balance sheet amounts, with the exception of equity as of June 30, 2024 and December 31, 2023 were translated at 7.22 RMB and 7.09 RMB to US$1.00, respectively. The equity accounts were stated at their historical rates. The average translation rates applied to statements of operations and comprehensive income accounts for the period ended June 30, 2024 and year ended December 31, 2023 were 7.18 RMB and 7.08 RMB to US$1.00, respectively. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheet.

Investment

Investment in associate company that we have significant influence but do not have control over the investee are accounted for under the equity method. We will periodically review the investment for impairment. The initial measurement and periodic subsequent adjustments of the investment are calculated by applying the ownership percentage to the net assets or equity of the partially owed entity under ASC 323.

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

Earnings/ (Loss) Per Share

Earnings/ (loss) per share of common stock attributable to common stockholders is calculated by dividing net income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of June 30, 2024, there were no potentially dilutive shares.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	For the period June 30, 2024	For the period June 30, 2023	For the period June 30, 2024	For the period June 30, 2023
Statement of Operations Summary Information:
Net Profit/ (Loss)	(6,927,209)	(136,480)	$12,619,286	$(302,775)
Weighted-average common shares outstanding - basic and diluted	6,976,410	1,054,530	4,609,505	1,054,530
Earnings/ (loss) per share, basic and diluted	(0.99)	(0.13)	$2.74	$(0.29)

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

As of and for the period ended June 30, 2024, there were no revenue generated from SAAS business.

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

As of June 30, 2024, the Company held approximately 833 BTC at the total cost of $24,990,000. For the six months ended June 30, 2024 and for the year ended December 31, 2023, the Company recognized gain of $15,595,778 and $10,147,576 on digital assets respectively.

NOTE 7 – ACCOUNTS RECEIVABLE

As of June 30, 2024, accounts receivable are related to the services fee from customers as follow:

	June 30, 2024	December 31, 2023
Accounts Receivable	$1,130,665	$1,133,117

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

As previously disclosed in a Form 8-K filed on September 28, 2023, the Company entered into a BTC Trading Contract (the “BTC Contract”) with an autonomous organization (the “Association Seller”), which supports its members in the sale of BTC. While the Association Seller provides services to facilitate the sale of BTC by its members, it does not exert control over them by ownership or contract, nor does it make decisions for its members relating to the sale of BTC. None of the members of the Association Seller hold equity, serve as director or officer, or otherwise has voting power or management rights of the Association Seller.

Under the BTC Contract, the Company has the right to purchase up to 6,000 BTC from the members of the Association Seller (each, a “BTC Seller”) at a locked price of $30,000/BTC over a 12-month period, with payment to be made in the form of cash or the Company’s shares. Following the execution of the BTC Contract, the Company purchased 833 BTC from the BTC Sellers and decided to purchase an additional 1,000 BTC (the “1,000 BTC Purchase”).

As of December 31, 2023, the Company made a prepayment to the BTC Sellers of approximately $12,125,500, representing 40% of the total purchase price for 1000 BTC. The prepayment was made to secure favorable pricing and demonstrate the Company’s commitment to completing the 1,000 BTC Purchase. This prepayment is refundable if the 1000 BTC Purchase is not completed. While negotiating the terms of the 1,000 BTC Purchase with the BTC Sellers, the Company decided to exercise its right under the BTC Contract to purchase 5,000 BTC (the “5,000 BTC Purchase”), which includes the previously planned 1,000 BTC. To reflect the then price increase in BTC and finalize the transaction details of the 5,000 BTC Purchase, the Company and the Association Seller entered into that certain Amendment Agreement (the “Amendment Agreement”) on May 2, 2024, which was previously disclosed in a Form 8-K filed by the Company on May 6, 2024.

According to the Amendment Agreement, the Company agreed to pay the aggregate price for the 5,000 BTC through the issuance of 40,000,000 shares of the Company’s common stock (the “Common Stock”) valued at $3.75 per share, which was the closing market price of the Common Stock as of May 1, 2024 (the “Then FMV”) and warrants to purchase 80,000,000 shares of the Common Stock with the exercise price of $2.6 per share (equal to 70% of the Then FMV). In connection with the 5,000 BTC Purchase, on May 8, 2024, the Company filed a Preliminary Information Statement on Schedule 14C (the “Preliminary 14C”). Subsequently, the Company decided to cease pursuing the 5,000 BTC Purchase due to the market fluctuations in BTC and further discussions with the BTC Sellers, which was previously disclosed on a Form 8-K filed by the Company on June 26, 2024.

Despite the cancellation of the 5,000 BTC Purchase, negotiations regarding the original 1,000 BTC Purchase continued. The remaining 60% of the total purchase price for 1,000 BTC will be settled through the issuance of the Common Stock at a per share price based on the average market price over a five-day period immediately prior to the date of the completion of 1,000 BTC Purchase. The Company expects to issue shares that will represent approximately 62% of the Company’s then outstanding capitalization immediately after such issuance to pay off the remaining 60% of the total purchase price for 1,000 BTC. The 1,000 BTC Purchase is anticipated to close in the last quarter of 2024.

Despite that the Company expects to issue shares in the 1,000 BTC Purchase that will represent approximately 62% of the Company’s then outstanding capitalization immediately after such issuance, the Company does not expect the 1,000 BTC Purchase to result in a change of control of the Company. To the knowledge of the Company, no BTC Seller with which the Company is currently negotiating owns any shares of the Company’s capital stock as of the date of this report. In addition, no such single BTC Seller is expected or allowed to acquire 20% or more shares or voting power of the Company as a result of the 1,000 BTC Purchase. It is also understood that each BTC Seller is independent with each other and not acting in concert with others.

The existing shareholders of the Company are expected to experience significant dilution in their ownership percentage of the Company as a result of the 1,000 BTC Purchase.

NOTE 9 – INVESTMENT

As of June 30, 2024, investment consist of the following:

	June 30, 2024	December 31, 2023

Investment in an associate company	$13,396,600	$-

In April 2024, there are 3,940,000 shares issued with the total amount of $13,396,000 for the acquisition of 20% of associate company. The officers, directors and selling shareholders of associate company are not related party and independent with each other, which are not acting in concert with others.

Investment in associate company that we have significant influence but do not have control over the investee are accounted for under the equity method. We will periodically review the investment for impairment. The initial measurement and periodic subsequent adjustments of the investment are calculated by applying the ownership percentage to the net assets or equity of the partially owed entity under ASC 323.

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

	June 30, 2024	December 31, 2023

Related parties payable	$282,535	$282,535
Amount due to shareholders	13,057	606,563
Director fee payable	886,000	804,000
	$1,181,592	$1,693,098

The related party balance of $282,535 represented advances from former shareholders for Company’s daily operation.

As of June 30, 2024, the amount due to shareholders of $13,057 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of June 30, 2024, the director fee payable of $886,000 represented the accrual of director fees from the appointment date to June 30, 2024.

The amount due to related parties are interest free, unsecured and have no fixed of repayment period.

NOTE 11 – ACCOUNT PAYABLES

As of June 30, 2024 and December 31, 2023, account payables are related to the software services fee payables to suppliers as follow:

	June 30, 2024	December 31, 2023
Account payables	$924,127	$926,456

NOTE 12 – OTHER PAYABLES

As of June 30, 2024, other payables consists of unpaid professional fee as follow:

	June 30, 2024	December 31, 2023
Professional fees	$812,500	$1,600,000

Professional fee payables of $812,500 comprise outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee and listing compliance fee owing to professional parties.

NOTE 13 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorised ordinary shares and has issued 6,976,410 shares with no par value as of June 30, 2024.

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

In April 2024, there are 3,940,000 shares issued with the total amount of $13,396,000 for the acquisition of 20% of associate company and 411,280 shares were issued for the amount of $1,974,140 loan conversion to equity, the Company’s common stock issued has been increased to 6,976,410 shares as of June 30, 2024.

NOTE 14 – INCOME TAXES

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

NOTE 15 – SUBSEQUENT EVENTS

No subsequent events ocurred during the period.

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

Results of Operations

Results of Operations for the Six months period Ended June 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the six months period ended June 30, 2024 and 2023.

	For the period June 30, 2024	From the period June 30, 2023
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Gain from digital assets	15,595,778	—
General and administrative expenses	(675,144)	(302,775)
Net profit/ (loss) before income tax	14,920,634	(302,775)
Income tax expenses	(2,301,348)	—
Net profit/ (loss)	12,619,286	(302,775)

Revenue from Operations

For the six-month period ended June 30, 2024 and 2023, total revenue were $nil respectively.

General and Administrative Expenses

For the six months period ended June 30, 2024 and 2023, general and administrative expenses were $675,144 and $302,775 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other Income

The other income of $15,595,778 is mainly due to gain from digital assets during the period.

Net Profit

As a result of the factors described above, there was a net profit of $12,619,286 and net loss of $302,775 for the period ended June 30, 2024 and 2023, respectively. The increase in net profit is mainly due to gain from digital assets during the period.

Results of Operations for the Three months period Ended June 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three months period ended June 30, 2024 and 2023.

	For the period June 30, 2024	From the period June 30, 2023
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Loss from digital assets	(8,423,621)	—
General and administrative expenses	(344,999)	(136,480)
Net profit/ (loss) before income tax	(8,768,620)	(136,480)
Income tax income	1,841,411	—
Net loss	(6,927,209)	(136,480)

Revenue from Operations

For the three-month period ended June 30, 2024 and 2023, total revenue were $nil respectively.

General and Administrative Expenses

For the three months period ended June 30, 2024 and 2023, general and administrative expenses were $344,999 and $136,480 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other loss

The other loss of $8,423,621 is mainly due to loss from digital assets during the period.

Net loss

As a result of the factors described above, there was a net loss of $6,927,209 and net loss of $136,480 for the period ended June 30, 2024 and 2023, respectively. The increase in net loss is mainly due to loss from digital assets during the period.

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

NEXT TECHNOLOGY HOLDINGS INC

Date: September 20, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Ken Tsang
Ken Tsang
Chief Financial Officer