Form 10-Q
period 2024-09-30
Next Technology Holding Inc.
filed 2024-11-15
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 15, 2024, there were 6,976,410 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of September 30, 2024	As of December 31, 2023 (Audited)
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	53,037,144	35,137,576
Accounts receivable-third parties, net	-	1,000,000
Amount due from related parties	206,724	-
Prepayments	12,125,500	12,125,500
Total current assets	66,037,755	48,931,463

Non-current assets:
Investment in associate company	13,396,000	-
Total assets	79,433,755	$48,931,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	-	800,000
Amount due to related parties	1,478,588	1,692,672
Tax payable	130,415	130,415
Other payables	1,082,500	1,600,000
Total current liabilities	2,691,503	4,223,087

Non-current liabilities:
Deferred tax liabilities	2,666,078	—
Total liabilities	5,357,581	4,223,087

Stockholders’ equity:
Common stock; no par value; 6,976,410 and 2,625,130 issued and outstanding at September 30, 2024 and December 31, 2023 respectively	71,718,790	56,348,650
Retained Earnings /(Accumulated Deficits)	2,357,384	(11,640,274)
Total stockholders’ equity	74,076,174	44,708,376

Total liabilities and stockholders’ equity	$79,433,755	$48,931,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End September 30, 2024	For the Three Months End September 30, 2023	For the Nine Months End September 30, 2024	For the Nine Months Ended September 30, 2023
Revenue:
Service revenue	$—	$1,500,000	$—	$1,500,000
Total service revenue		—	—	—
Cost of revenue	—	(270,864)	—	(270,864)
Gross Profit	—	1,229,136	—	1,229,136

Operating expenses
General and administrative expense	(566,983)	(234,800)	(1,242,128)	(537,576)
Total operating expenses	(566,983)	(234,800)	(1,242,128)	(537,576)

(Loss)/ Profit from operations	(566,983)	994,336	(1,242,128)	691,560
Other income/(loss)	2,303,789	(14,406,397)	17,899,568	(14,406,396)
Profit/ (loss) before income taxes	1,736,806	(13,412,061)	16,657,440	(13,714,836)
Income tax expenses	(364,730)	—	(2,666,078)	—

Net profit/ (loss) from continuing operation	$1,372,076	$(13,412,061)	$13,991,362	$(13,714,836)
Net profit/ (loss) from discontinued operation	6,296	301,392	6,296	(1,552,178)
Total comprehensive profit/ (loss)	$1,378,372	$(13,110,669)	$13,997,658	$(15,267,014)

Earnings /(Loss) per share, basic and diluted from continuing operation	$0.20	$(9.47)	$2.59	$(11.66)
Earnings /(Loss) per share, basic and diluted from discontinued operation	$0.001	$0.21	$0.001	$(1.32)

Weighted-average shares outstanding, basic and diluted	6,976,410	1,416,813	5,404,232	1,176,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended September 30, 2024

	Common Stock		Retained	Total Shareholder
	Shares	Amount	Earnings	Equity
Balance as of June 30, 2024	6,976,410	$71,718,790	$979,012	$72,697,802
Net profit for the period	—	—	1,372,076	1,372,076
Gain from discontinued operation	—	—	6,296	6,296
Balance as of September 30, 2024	6,976,410	$71,718,790	$2,357,384	$74,076,174

Nine months ended September 30, 2024

	Common Stock		(Accumulated Deficits)/ Retained	Total Shareholder
	Shares	Amount	Earnings	Equity
Balance as of December 31, 2023	2,625,130	$56,348,650	$(11,640,274)	$44,708,376
Stock issued during the period	4,351,280	15,370,140	—	15,370,140
Net profit for the period	—	—	13,991,362	13,991,362
Gain from discontinued operation	—	—	6,296	6,296
Balance as of September 30, 2024	6,976,410	$71,718,790	$2,357,384	$74,076,174

Three months ended September 30, 2023

	Common Stock		Accumulated	Total Shareholder
	Shares	Amount	Deficits	Equity
Balance as of June 30, 2023	1,054,530	$43,732,196	$(3,871,203)	$39,860,993
Stock issued during the period	1,570,600	12,616,454	—	12,616,454
Gain from discontinued operation	—	—	301,392	301,392
Net loss for the period	—	—	(13,412,061)	(13,412,061)
Balance as of September 30, 2023	2,625,130	$56,348,650	$(16,981,872)	$39,366,778

Nine months ended September 30, 2023

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Deficits	Income	Equity
Balance as of December 31, 2022	1,054,530	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Stock issued during the period	1,570,600	12,616,454	—	—	12,616,454
Foreign currency translation adjustment	—	—	—	310,576	310,576
Loss from discontinued operation	—	—	(1,552,178)	—	(1,552,178)
Net loss for the period	—	—	(13,714,836)	—	(13,714,836)
Balance as of September 30, 2023	2,625,130	$56,348,650	$(16,981,872)	$—	$39,366,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine months Ended	For the Nine months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net Profit/ (loss)	$13,991,362	$(13,714,836)
Fair value (gain)/loss from digital assets	(17,899,568)	3,059,342
Gain/ (loss) from discontinued operation	6,296	(1,552,178)

Changes in operating assets and liabilities:
Accounts receivables	1,000,000	—
Prepayments	—	50,000
Account payables	(800,000)	—
Director fee payable	92,000	—
Accrued expenses	49,500	270,864
Other payables	813,000	—
Deferred tax liabilities	2,666,078	—
Net cash flows used in continued operating activities	(81,332)	(11,886,808)
Net cash flows used in discontinued operating activities	—	32,881,236
Net cash flows (used in)/ provided by operating activities	(81,332)	20,994,428
Cash flow from Investing activities:
Prepayment for digital assets	—	(12,125,500)
Digital assets	—	(24,990,000)
Net cash flows used in investing activities	—	(37,115,500)
Cash flow from financing activities:
Shareholders’ loan	(512,808)	87,440
Proceeds from stock issuances	594,140	12,616,454
Net cash flows from financing activities	81,332	12,703,894
Net cash flows from discontinued activities	—	4,500,000
Net cash flows provided by financing activities	81,332	17,203,894

Effect of exchange rate changes on cash	—	310,576

Change in cash and cash equivalents:	—	1,393,398

Cash and cash equivalents, beginning of period	$668,387	$22,926

Cash and cash equivalents, end of period	$668,387	$1,416,324

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance at December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	17,899,568	17,899,568	-
Balance at September 30, 2024	$24,990,000	$28,047,144	$53,037,144	833

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

The condensed consolidated financial statements of the Company as of and for the nine months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2024, the results of its operations for the nine months ended September 30, 2024 and 2023, and its cash flows for the nine months ended September 30, 2024 and 2023. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

The following table summarizes the Company’s digital asset holdings as of:

	September 30, 2024	December 31, 2023
Approximate number of bitcoins held	833	833
Digital assets carrying value	$53,037,144	$35,137,576
Gain on digital assets during the period/ year	$17,899,568	$10,147,576

As of September 30, 2024, the Company had approximately 833 bitcoins which had a carrying value of approximately $53.04 million.

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

Functional Currency

The Company’s principal country of operations are in USA and Hong Kong. The accompanying condensed consolidated financial statements are presented in US$ and the functional currency of the Company is US$.

Investment

Investment in associate company that we have significant influence but do not have control over the investee are accounted for under the equity method. We will periodically review the investment for impairment. The initial measurement and periodic subsequent adjustments of the investment are calculated by applying the ownership percentage to the net assets or equity of the partially owned entity under ASC 323.

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

The Company maintains an allowance for expected credit loss which reflects its best estimate of amounts that potentially will not be collected. In determining the amount of the allowance for credit losses, the Company considers historical collection history based on past due status, the current aging of receivables, customer-specific credit risk factors including their current financial condition, current market conditions, and probable future economic conditions which inform adjustments to historical loss patterns. Additionally, the Company makes specific bad debt provisions based on any specific knowledge the Company has acquired that might indicate that an account is uncollectible. The facts and circumstances of each account may require the Company to use substantial judgment in assessing its collectability.

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of September 30, 2024, there were no potentially dilutive shares.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	For the period September 30, 2024	For the period September 30, 2023	For the period September 30, 2024	For the period September 30, 2023
Statement of Operations Summary Information:
Net Profit/ (Loss)	$1,372,076	$(13,412,061)	$13,991,362	$(13,714,836)
Weighted-average common shares outstanding - basic and diluted	6,976,410	1,416,813	5,404,232	1,176,618
Earnings/ (loss) per share, basic and diluted	$0.20	$(9.47)	$2.59	$(11.66)

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

NOTE 4 – REVENUE

We are in the business of acquiring and holding of bitcoin and providing AI-enabled software development services for industrial and other customers.

As of and for the period ended September 30, 2024, there were no revenue generated from SAAS business.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of September 30, 2024, the Company held cash in bank in the amount of $668,387, which consist of the following:

	September 30, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 6 – DIGITAL ASSETS

As of September 30, 2024, digital assets holdings are as follow:

	September 30, 2024	December 31, 2023
Opening balance	$35,137,576	$—
Purchase of BTC	—	24,990,000
Fair value gain from digital assets	17,899,568	10,147,576
Ending balance	$53,037,144	$35,137,576

As of September 30, 2024, the Company held approximately 833 BTC at the total cost of $24,990,000. For the nine months ended September 30, 2024 and for the year ended December 31, 2023, the Company recognized fair value gain of $17,899,568 and $10,147,576 on digital assets respectively.

Amended and Restated BTC Trading Contract

On September 24, 2024, the Company and the Association Seller entered into an Amended and Restated BTC Trading Contract (the “Amended BTC Contract”), which amended and restated the BTC Contract. Under the Amended BTC Contract, the Company is entitled to purchase up to 5,167 BTC (the “Total BTC”) from the BTC Sellers through the Association Seller at a purchase price of US$30,000 per BTC (subject to an additional purchase price by issuance of warrants to purchase shares of Common Stock at a nominal exercise price as described below) over a 12-month period commencing on the date of the Amended BTC Contract. The purchase price for the Total BTC will be paid by the Company in cash or shares of Common Stock. Although the Amended BTC Contract states that the Association Seller (Party B) “owns the virtual currency”, to our knowledge, this statement was mistakenly made and it were the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the Amended BTC Contract. We believe the Association Seller will coordinate with its members to fulfill the Company’s purchase of BTC if the Company so decides, however, we cannot guarantee that the Company will be able to purchase BTC from the BTC Sellers. The Amended BTC Contract was entered into by the Company with the Association Seller only and no BTC Sellers owe any legal obligation to the Company in connection with the purchase and sale of BTC.

At the time when the Amended BTC Contract was signed, the Company indicated its intent to exercise the option to purchase 5,000 BTC out of the Total BTC pursuant to the Amended BTC Contract (the “Amended 5,000 BTC Transaction”). According to the terms of the Amended BTC Contract, the previously-made Prepayment Amount will be applied towards the total purchase price for the Amended 5,000 BTC Transaction and the Company will pay the remaining balance through (i) the issuance of 135,171,078 shares of Common Stock (the “Shares”) valued at $1.02 per share and (ii) the issuance of warrants to purchase 294,117,647 shares of Common Stock at a nominal exercise price (the “Warrants”).

The value of $1.02 per share for the Shares is equal to the sum of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Amended BTC Contract, and (ii) $0.01. Using the same per value valuation, the warrants is worth of approximately $300,000,000.

The Amended BTC Contract does not have a fixed term. However, in the event of a breach by either party, the non-breaching party has the right to terminate the agreement. In such case, the breaching party will be obligated to pay a penalty of $18,000,000 to the non-breaching party.

The above description of the Amended BTC Contract does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amended BTC Contract, a copy of which is attached to the Company’s Current Report on Form 8-K as Exhibit 10.1, filed with the SEC on September 27, 2024, which is incorporated by reference herein.

Impact on Company’s Capitalization and Stockholder Approval

The issuance of securities pursuant to the Amended BTC Contract will not affect the rights of the Company’s existing stockholders, but such issuances will have a significant dilutive effect on the Company’s existing stockholders, including the voting power of the existing stockholders.

As of the date of this report, there were 6,976,410 issued and outstanding shares of the Common Stock. Immediately after the issuance of the Shares (assuming no exercise of the Warrants), there will be 142,147,488 issued and outstanding shares of the Common Stock, and the ownership percentage of the Company’s existing stockholders in the Company will be diluted to approximately 4.91%. Assuming full exercise of the Warrants concurrently with the issuance of the Shares, immediately after the issuance of the Shares, there will be 436,265,135 issued and outstanding shares of Common Stock, and the ownership percentage of the Company’s existing stockholders in the Company will be further diluted to approximately 1.60%.

Pursuant to Nasdaq Rule 5635(a), if an issuer intends to issue common stock or securities convertible into or exercisable for common stock, in connection with the acquisition of stock or assets of another company, which may equal or exceed 20% of the outstanding common stock or voting power on a pre-transaction basis, the issuer generally must obtain the prior approval of its stockholders. Pursuant to Nasdaq Rule 5635(d), if an issuer intends to issue common stock or securities convertible into or exercisable for common stock, other than in a public offering, which may equal or exceed 20% of the outstanding common stock or voting power on a pre-transaction basis for a price that is lower than (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of a binding agreement; or (ii) the average Nasdaq Official Closing Price of the common stock (as reflected on Nasdaq.com) for the five trading days immediately preceding the signing of the binding agreement for such common stock, the issuer generally must obtain the prior approval of its stockholders.

The Shares to be issued to the BTC Sellers in the Amended 5,000 BTC Transaction exceeds the threshold for which stockholder approval is required under Nasdaq Rule 5635(a), and the Warrant Shares to be issued to the BTC Sellers upon the full exercise of the Warrants could result in the issuance of a number of shares exceeding the threshold and pricing for which stockholder approval is required under Nasdaq 5635(d). As such, the Company is required to obtain requisite stockholder approval for the Amended 5,000 BTC Transaction.

As disclosed in a Preliminary Information Statement on Schedule 14C filed by the Company on October 3, 2024, the Company has obtained the requisite stockholder approval for the Amended 5,000 BTC Transaction in accordance with the Company’s articles of incorporation and bylaws on September 24, 2024.

NOTE 7 – ACCOUNTS RECEIVABLE

As of September 30, 2024, accounts receivable are related to the services fee from customers as follows:

	September 30, 2024	December 31, 2023
Accounts Receivable	$—	$1,000,000

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

NOTE 8 – PREPAYMENTS

As of September 30, 2024, prepayments consist of the following:

	September 30, 2024	December 31, 2023
Prepayment for digital assets	$12,125,500	$12,125,500

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

Under the BTC Contract, the Company has the right to purchase up to 6,000 BTC from the members of the Association Seller (each, a “BTC Seller”) through the Association Seller at a locked price of $30,000/BTC over a 12-month period commencing on September 25, 2023, with payment to be made in the form of cash or the Company’s shares. Although the BTC Contract states that the Association Seller (Party B) “owns the virtual currency”, to our knowledge, this statement was mistakenly made and it were the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the BTC Contract. We believe the Association Seller will coordinate with its members to fulfill the Company’s purchase of BTC if the Company so decides, however, we cannot guarantee that the Company will be able to purchase BTC from the BTC Sellers. The BTC Contract was entered into by the Company with the Association Seller only and no BTC Sellers owe any legal obligation to the Company in connection with the purchase and sale of BTC.

Following the execution of the BTC Contract, the Company purchased 833 BTC from the BTC Sellers and decided to purchase an additional 1,000 BTC (the “1,000 BTC Purchase”). As of December 31, 2023, the Company made a prepayment to the BTC Sellers through the Association Seller of approximately $12,125,500 (the “Prepayment Amount”), representing 40% of the total purchase price for 1000 BTC. The prepayment was made to secure favorable pricing and demonstrate the Company’s commitment to completing the 1,000 BTC Purchase. This prepayment is refundable if the 1,000 BTC Purchase is not completed. While negotiating the terms of the 1,000 BTC Purchase with the BTC Sellers, the Company decided to exercise its right under the BTC Contract to purchase 5,000 BTC (the “5,000 BTC Purchase”), which includes the previously planned 1,000 BTC. To reflect the then price increase in BTC and finalize the transaction details of the 5,000 BTC Purchase, the Company and the Association Seller entered into that certain Amendment Agreement (the “Amendment Agreement”) on May 2, 2024, which was previously disclosed in a Form 8-K filed by the Company on May 6, 2024.

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

Despite the cancellation of the 5,000 BTC Purchase, negotiations regarding the original 1,000 BTC Purchase continued. The Company’s original plan was to settle the remaining 60% of the total purchase price for 1,000 BTC through the issuance of the Common Stock at a per share price based on the average market price over a five-day period immediately prior to the date of the completion of the 1,000 BTC Purchase. However, the Board believed in the potential long-term appreciation of the BTC. As a result, it has decided to halt the 1,000 BTC Purchase and instead re-negotiate the terms with the Associate Seller to acquire 5,167 BTC, which represents the maximum number of BTC that the Company was entitled to purchase under the BTC Contract minus the BTC already acquired under the BTC Contract.

NOTE 9 – INVESTMENT

As of September 30, 2024, investment consist of the following:

	September 30, 2024	December 31, 2023

Investment in an associate company	$13,396,000	$-

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

NOTE 10 – AMOUNT DUE TO RELATED PARTIES

	September 30, 2024	December 31, 2023

Related parties payable	$282,533	$282,535
Amount due to shareholders	300,055	606,137
Director fee payable	896,000	804,000
	$1,478,588	$1,692,672

The related party balance of $282,533 represented advances from former shareholders for Company’s daily operation.

As of September 30, 2024, the amount due to shareholders of $300,055 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of September 30, 2024, the director fee payable of $896,000 represented the accrual of director fees from the appointment date to September 30, 2024.

The amount due to related parties are interest free, unsecured and have no fixed of repayment period.

NOTE 11 – ACCOUNT PAYABLES

As of September 30, 2024 and December 31, 2023, account payables are related to the software services fee payables to suppliers as follow:

	September 30, 2024	December 31, 2023

Account payables	$—	$800,000

NOTE 12 – OTHER PAYABLES

As of September 30, 2024, other payables consists of unpaid professional fee as follow:

	September 30, 2024	December 31, 2023

Professional fees	$1,082,500	$1,600,000

Professional fee payables of $1,082,500 comprise outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee and listing compliance fee owing to professional parties.

NOTE 13 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 6,976,410 shares with no par value as of September 30, 2024.

On March 29, 2019, the Company has issued 100,000,000 shares with no par value to thirty-three founders. On September 3, 2019, the Company has issued a total 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares has increased to 100,074,000 shares as of December 31, 2019.

In February 2020, 1,666,666 shares were issued at $3 per share to 2 new shareholders. On July 10, 2020, the Company issued another 26,000 shares at $3 per share to 2 new shareholders and the total outstanding shares has increased to 101,766,666 shares.

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

On April 9, 2024, an addition of 411,280 shares were converted to equity from loan and outstanding professional fee with the amount of $1,974,140 at the conversion price of $4.80 per share based on average price of last 10 trading days. These loans are related to the long outstanding salaries, professional fee, litigation lawyer fees and BTC consultant fee paid by shareholders on behalf of the Company. The amount due to related parties is interest free, unsecured and has no fixed repayment period. Prior to the loan conversion to equity, the amount of $1,974,140 is recorded as current liabilities. Subsequent to loan to equity conversion, the amount of $1,974,140 was converted to 411,280 shares and recorded in stockholders’ equity as follows:

Nature of loan:	Amount:	Conversion price:	Number of shares converted:	Financial impact of conversion:
Advance from shareholders to pay outstanding legal fee, salaries, Edgar filing fee, audit fee, which accumulated from January 2023 to March 2024.	$594,140	$4.80	123,780 shares	Reclassification from amount due to related parties to equity
Accounting and compliance fee, which accumulated from January 2023 to March 2024.	$420,000	$4.80	87,500 shares	Reclassification from other payables to equity
Legal advisory fee in relation to BTC transaction which accumulated from January 2023 to March 2024.	$480,000	$4.80	100,000 shares	Reclassification from other payables to equity
BTC Consultant fee, which accumulated from January 2023 to March 2024.	$480,000	$4.80	100,000 shares	Reclassification from other payables to equity
Total	$1,974,140		411,280 shares

As of September 30, 2024, the Company’s common stock issued has been increased to 6,976,410 shares.

NOTE 14 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

There are several subsidiaries incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%.

The Company is currently conducting its certain operations in the PRC through its subsidiaries, which are subject to tax from 15% to 25%.

NOTE 15 – SUBSEQUENT EVENTS

There were no subsequent events noted from the end of September 30, 2024 to the date of this report.

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

Results of Operations

Results of Operations for the Nine months period Ended September 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the nine months period ended September 30, 2024 and 2023.

	For the period September 30, 2024	From the period September 30, 2023
Revenue:
Service revenue	$—	$1,500,000
Cost of Revenue	—	(270,864)
Gross profit	—	1,229,136
Operating Expenses:
Other income/ (expenses)	17,899,568	(14,406,396)
General and administrative expenses	(1,242,128)	(537,576)
Net profit/ (loss) before income tax	16,657,440	(13,714,836)
Income tax expenses	(2,666,078)	—
Net profit/ (loss)	$13,991,362	$(13,714,836)

Revenue from Operations

For the nine-month period ended September 30, 2024 and 2023, total revenue were $nil and $1,500,000 respectively. The decrease is mainly due to decrease in AI SAAS revenue during the period.

General and Administrative Expenses

For the nine months period ended September 30, 2024 and 2023, general and administrative expenses were $1,242,128  and $537,576 respectively. The increase is mainly due to an increase in BTC consulting fee and legal fees during the period.

Other Income/ (expenses)

The other income of $17,899,568 is mainly due to an increase in gain from digital assets during the period as compared to the provision for bad debts of $11,347,054 in prior period.

Net Profit/ (loss)

As a result of the factors described above, there was a net profit of $13,991,362 and net loss of $13,714,836 for the period ended September 30, 2024 and 2023, respectively. The increase in net profit is mainly due to gain from digital assets during the period.

Results of Operations for the Three months period Ended September 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three-month period ended September 30, 2024 and 2023.

	For the period September 30, 2024	From the period September 30, 2023
Revenue:
Service revenue	$—	$1,500,000
Cost of Revenue	—	(270,864)
Gross profit	—	1,229,136
Operating Expenses:
Other income/ (expenses)	2,303,789	(14,406,397)
General and administrative expenses	(566,983)	(234,800)
Net profit/ (loss) before income tax	1,736,806	(13,412,061)
Income tax income	(364,730)	—
Net loss	$1,372,076	$(13,412,061)

Revenue from Operations

For the three-month period ended September 30, 2024 and 2023, total revenue were $nil and $1,500,000 respectively. The decrease is mainly due to decrease in AI SAAS system revenue during the period.

General and Administrative Expenses

For the three months period ended September 30, 2024 and 2023, general and administrative expenses were $566,983 and $234,800 respectively. The increase is mainly due to an increase in BTC consulting fee and legal fees during the period.

Other income/ (expenses)

The other income of $2,303,789 is mainly due to loss from digital assets during the period. The other expenses of $14,406,397 were mainly for fair value loss of digital assets of $3.05 million and provision for bad debts of $11.3 million in prior reporting period.

Net loss

As a result of the factors described above, there was a net profit of $1,372,076 and net loss of $13,412,061 for the period ended September 30, 2024 and 2023, respectively. The increase in net profit is mainly due to loss from digital assets and no provision for bad debts were incurred during the period.

Liquidity and Capital Resources

As of September 30, 2024, we had cash on hand of $668,387. There is no change in cash held during the period.

Operating activities

As of September 30, 2024, our cash flow used in operating activities is $81,332 for the period ended September 30, 2024 as compared to the net cash flow from operating activities of $11,886,808   in prior period. The decrease was mainly due to the turnaround of the net profit of $13.9 million from the net losses of $13.7 million in prior reporting period.

Investing activities

Cash provided used in investing activities was $nil for the period ended September 30, 2024 as compared to cash used in investing activities of $37,115,500 in prior period. The decrease is mainly due to no digital assets being purchased during the period.

Financing activities

Cash provided by our financing activities was $81,332 for the period ended September 30, 2024 as compared to cash provided by financing activities of $17,203,894. The decrease is mainly due to lesser in shareholders’ advance and no issuance of stock during the period as compared to the prior period.

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

With respect to the period ended September 30, 2024, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended September 30, 2024, the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of September 30, 2024, we did not maintain effective internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Wyoming Shareholder Lawsuits: Since mid-September 2023, Mr. Zheng Dai, Mr. Pijun Liu, and certain individuals under their control (the “Unauthorized Persons”) had been falsely and repeatedly holding themselves out as representing and/or authorized to represent the Company. For example, the Unauthorized Persons caused to be filed certain current reports on Forms 8-K dated September 28, 2023 and October 10, 2023, in which they purported to appoint new officers and directors. These filings were false and should be disregarded.

On September 28, 2023, a derivative lawsuit was filed by certain purported shareholders affiliated with the Unauthorized Persons in the United States District Court for the District of Wyoming against certain officers and directors of the Company, seeking control of the Company. This case was dismissed without prejudice on October 18, 2023.

On October 18, 2023, the same individuals who filed the above-described derivative suit filed a direct action against the Company in the Chancery Court of the State of Wyoming (the “Chancery Court”), again seeking control of the Company. The Company responded to the lawsuit, sought a temporary restraining order restraining the plaintiff-shareholders and their affiliates (including the Unauthorized Persons) from claiming to be in control of the Company.

In early 2024, the Court issued an order restraining the Unauthorized Persons from purporting to control the Company. The Unauthorized Persons’ lawsuit was subsequently dismissed with prejudice, meaning they can no longer attempt to assert control over the Company.

New York Loan Guarantee Litigation: In May 2024, certain non-U.S. Parties believed to be affiliated with the Unauthorized Persons described above filed a lawsuit in New York State court against many non-U.S. borrowers, alleging the borrowers have not paid certain loans. These lender-plaintiffs also sued the Company under alleged guarantees it allegedly signed to guarantee the loans at issue. The Company does not believe these guarantees were legitimate, nor that New York is the proper place for it. The Company has moved to dismiss.

Books and records litigation: In September 2024, the Unauthorized Persons filed a lawsuit in Wyoming State court for books and records. The Company does not believe the lawsuit has merit under Wyoming’s books and records statute and is defending this suit.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

Capitalization

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

In September, 2023, there are 1,570,600 shares issued with the total amount of $12,616,454, the Company’s common stock issued has been increased to 2,625,130 shares as of December 31, 2023. In April 2024, there are 4,351,280 shares issued with the total amount of $14,776,000 for the acquisition of 20% of associate company and loan conversion to equity, the Company’s common stock issued has been increased to 6,976,410 shares as of September 30, 2024.

Bitcoin Option Contract

On May 2, 2024, the Company entered into a Bitcoin Option Contract (the “Option Contract”) with a specified seller. Under the Option Contract, the seller agrees to sell, and the Company has the option to purchase, up to 20,000 BTC at a fixed price of US$60,000 per BTC over a three-year period. The Company can exercise this option at any time during the three-year period, either in one or multiple transactions, as mutually agreed upon by both parties. Payments for the BTC can be made in cash or in the Company’s common stock, at the Company’s discretion. In addition, the Option Contract allows for an optional 10% advance payment in cash if agreed upon by both parties.

As of the date of this report, the Company has not paid any advance payment, nor exercised its option to purchase any BTC under the BTC Option Contract. Further, the Company does not intend to exercise its option to purchase any BTC under the BTC Option Contract.

The above description of the Option Contract does not purport to be complete, and is qualified in its entirety by reference to the full text of the Option Contract, a copy of which is attached to the Company’s Current Report on Form 8-K as Exhibit 10.2, filed with the SEC on May 6, 2024, which is incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended September 30, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Date: November 15, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer