Form 10-Q/A
period 2024-09-30
Next Technology Holding Inc.
filed 2024-12-09
CIK 1784970

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

As of December 9, 2024, there were 6,976,410 shares of common stock outstanding.

i

Explanatory Note

Next Technology Holding Inc (formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2024 (the “Original Filing”), to amend our disclosures in relation to the digital assets and prepayment of digital assets.

In accordance with the applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of September 30, 2024	As of December 31, 2023 (Audited)
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	53,037,144	35,137,576
Accounts receivable-third parties, net	-	1,000,000
Amount due from related parties	206,724	-
Prepayments	12,125,500	12,125,500
Total current assets	66,037,755	48,931,463

Non-current assets:
Investment in associate company	13,396,000	-
Total assets	79,433,755	$48,931,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	-	800,000
Amount due to related parties	1,478,588	1,692,672
Tax payable	130,415	130,415
Other payables	1,082,500	1,600,000
Total current liabilities	2,691,503	4,223,087

Non-current liabilities:
Deferred tax liabilities	2,666,078	—
Total liabilities	5,357,581	4,223,087

Stockholders’ equity:
Common stock; no par value; 6,976,410 and 2,625,130 issued and outstanding on September 30, 2024 and December 31, 2023 respectively	71,718,790	56,348,650
Retained Earnings /(Accumulated Deficits)	2,357,384	(11,640,274)
Total stockholders’ equity	74,076,174	44,708,376

Total liabilities and stockholders’ equity	$79,433,755	$48,931,463

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	17,899,568	17,899,568	-
Balance on September 30, 2024	$24,990,000	$28,047,144	$53,037,144	833

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

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2023.

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

Goodwill and Other - Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets these criteria. The amendments require crypto assets to meet the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has early applied ASU 2023-08 and measured crypto assets (presented as digital assets) at fair value with changes recognized in net income this period.

The following table summarizes the Company’s digital asset holdings as of:

	September 30, 2024	December 31, 2023
Approximate number of bitcoins held	833	833
Digital assets carrying value	$53,037,144	$35,137,576
Gain on digital assets during the period/year	$17,899,568	$10,147,576

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

Functional Currency

The Company’s principal countries of operations are USA and Hong Kong. The accompanying condensed consolidated financial statements are presented in US$ and the functional currency of the Company is US$.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

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

As of and for the period ended September 30, 2024, there was no revenue generated from SAAS business.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of September 30, 2024, the Company held cash in bank in the amount of $668,387, which consists of the following:

	September 30, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 6 – DIGITAL ASSETS

As of September 30, 2024, digital assets holdings are as follows:

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

Amended and Restated BTC Trading Contract

On September 24, 2024, the Company and the Association Seller entered into an Amended and Restated BTC Trading Contract (the “Amended BTC Contract”), which amended and restated the BTC Contract. Under the Amended BTC Contract, the Company is entitled to purchase up to 5,167 BTC (the “Total BTC”) from the BTC sellers set forth on Schedule I to the Amended BTC Contract (the “Schedule I BTC Sellers”) through the Association Seller at a purchase price of US$30,000 per BTC (subject to an additional purchase price by issuance of warrants to purchase shares of Common Stock at a nominal exercise price as described below) over a 12-month period commencing on the date of the Amended BTC Contract. The purchase price for the Total BTC will be paid by the Company in cash or shares of Common Stock. Although the Amended BTC Contract states that the Association Seller (Party B) “owns the virtual currency”, to our knowledge, this statement was mistakenly made. As of the date of the Amended BTC Contract, it were the Schedule I BTC Sellers who are the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the Amended BTC Contract.

To our knowledge, the Association Seller entered into a cooperation agreement with each Schedule I BTC Sellers (the “Cooperation Agreement”) on the same day when the Amended BTC Contract was entered. Under the Cooperation Agreement, each Schedule I BTC Seller agrees to transfer a specified number of BTC (as set forth in the Cooperation Agreement) to a BTC wallet address designated by the Association Seller for the transactions contemplated under the Amended BTC Contract.

While we believe the Association Seller will be able to coordinate with its members to fulfill the Company’s purchase of BTC if the Company so decides, we cannot guarantee that the Company will successfully acquire BTC pursuant to the Amended BTC Contract. The Amended BTC Contract was entered into solely between the Company and the Association Seller and no Schedule I BTC Sellers owe any legal obligation to the Company in connection with the purchase and sale of BTC. Furthermore, as the Company is not a party to the Cooperation Agreement, it cannot enforce the terms of the Cooperation Agreement against any Schedule I BTC Sellers should such Schedule I BTC Sellers do not perform their obligations under the Cooperation Agreement. For example, if a Schedule I BTC Seller does not transfer its committed BTC to the Association Seller pursuant to the Cooperation Agreement, we may not be able to purchase such BTC from the Association Seller pursuant to the Amended BTC Contract.

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

The value of $1.02 per share for the Shares is equal to the sum of (i) the Nasdaq Official Closing Price (as reflected on Nasdaq.com) immediately preceding the signing of the Amended BTC Contract, and (ii) $0.01. Using the same per value valuation, the warrants are worth approximately $300,000,000.

Pursuant to the Amended BTC Contract, the Company shall exercise its option to purchase BTC thereunder prior to September 24, 2025. While the Company’s purchase option thereunder is time-limited, the Amended BTC Contract itself will remain in effect without a defined expiration date, unless otherwise terminated. In the event of a breach by either party, the non-breaching party has the right to terminate the agreement. In such case, the breaching party will be obligated to pay a penalty of $18,000,000 to the non-breaching party.

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

The Shares to be issued to the Schedule I BTC Sellers in the Amended 5,000 BTC Transaction exceeds the threshold for which stockholder approval is required under Nasdaq Rule 5635(a), and the Warrant Shares to be issued to the Schedule I BTC Sellers upon the full exercise of the Warrants could result in the issuance of a number of shares exceeding the threshold and pricing for which stockholder approval is required under Nasdaq 5635(d). As such, the Company is required to obtain requisite stockholder approval for the Amended 5,000 BTC Transaction.

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

As previously disclosed in a Form 8-K filed on September 28, 2023, the Company entered into a BTC Trading Contract (the “BTC Contract”) with an autonomous organization (the “Association Seller”), which supports its members in the sale of BTC. While the Association Seller provides services to facilitate the sale of BTC by its members, it does not exert control over them by ownership or contract, nor does it make decisions for its members relating to the sale of BTC. None of the members of the Association Seller hold equity, serve as director or officer, or otherwise have voting power or management rights of the Association Seller.

Under the BTC Contract, the Company has the right to purchase up to 6,000 BTC from the members of the Association Seller (each, a “BTC Seller”) through the Association Seller at a locked price of $30,000/BTC over a 12-month period commencing on September 25, 2023, with payment to be made in the form of cash or the Company’s shares. Although the BTC Contract states that the Association Seller (Party B) “owns the virtual currency”, to our knowledge, this statement was mistakenly made. As of the date of the BTC Contract, it were the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the BTC Contract. We believe the Association Seller will coordinate with its members to fulfill the Company’s purchase of BTC, however, we cannot guarantee that the Company will be able to purchase BTC from the BTC Sellers. The BTC Contract was entered into solely between the Company and the Association Seller and no BTC Sellers owe any legal obligation to the Company in connection with the purchase and sale of BTC.

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

The related party balance of $282,533 represented advances from former shareholders for the Company’s daily operation.

As of September 30, 2024, the amount due to shareholders of $300,055 represented advances and professional expenses paid on behalf by Shareholders, which consist of audit fees, lawyers’ fee and other professional expenses.

As of September 30, 2024, the director fee payable of $896,000 represented the accrual of director fees from the appointment date to September 30, 2024.

The amount due to related parties are interest free, unsecured and have no fixed repayment period.

NOTE 11 – ACCOUNT PAYABLES

As of September 30, 2024 and December 31, 2023, account payables are related to the software services fee payables to suppliers as follow:

	September 30, 2024	December 31, 2023

Account payables	$—	$800,000

NOTE 12 – OTHER PAYABLES

As of September 30, 2024, other payables consist of unpaid professional fee as follows:

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

On March 29, 2019, the Company issued 100,000,000 shares with no par value to thirty-three founders. On September 3, 2019, the Company issued a total 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares has increased to 100,074,000 shares as of December 31, 2019.

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

In September 2023, there were 1,570,600 shares issued with the total amount of $12,616,454, and the Company’s common stock issued has been increased to 2,625,130 shares as of December 31, 2023.

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

The Company is currently conducting certain operations in the PRC through its subsidiaries, which are subject to tax from 15% to 25%.

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

Results of Operations

Results of Operations for the Nine-month Period Ended September 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the nine-month period ended September 30, 2024 and 2023.

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

General and Administrative Expenses

For the nine-month period ended September 30, 2024 and 2023, general and administrative expenses were $1,242,128  and $537,576 respectively. The increase is mainly due to an increase in BTC consulting fee and legal fees during the period.

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

Results of Operations for the Three-month Period Ended September 30, 2024 and 2023

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

Revenue from Operations

For the three-month period ended September 30, 2024 and 2023, total revenue was $nil and $1,500,000 respectively. The decrease is mainly due to decrease in AI SAAS system revenue during the period.

General and Administrative Expenses

For the three-month period ended September 30, 2024 and 2023, general and administrative expenses were $566,983 and $234,800 respectively. The increase is mainly due to an increase in BTC consulting fee and legal fees during the period.

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

In September 2023, there were 1,570,600 shares issued with the total amount of $12,616,454, and the Company’s common stock issued has been increased to 2,625,130 shares as of December 31, 2023. In April 2024, there are 4,351,280 shares issued with the total amount of $14,776,000 for the acquisition of 20% of associate company and loan conversion to equity, the Company’s common stock issued has been increased to 6,976,410 shares as of September 30, 2024.

Bitcoin Option Contract

On May 2, 2024, the Company entered into a Bitcoin Option Contract (the “Option Contract”) with the Association Seller. Under the Option Contract, the Association Seller agrees to sell, and the Company has the option to purchase, up to 20,000 BTC at a fixed price of US$60,000 per BTC over a three-year period commencing on May 2, 2024. The Company can exercise this option at any time during the three-year period, either in one or multiple transactions, as mutually agreed upon by both parties. Payments for the BTC can be made in cash or in the Company’s common stock, at the Company’s discretion. In addition, the Option Contract allows for an optional 10% advance payment in cash if agreed upon by both parties. Although the Option Contract states that the Association Seller (Party B) “owns the virtual currency”, to our knowledge, this statement was mistakenly made. As of the date of the Option Contract, it were the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the Option Contract.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	BTC Trading Contract, dated September 25, 2023, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2023)
10.2	Amendment Agreement, dated May 2, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller)(Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2024)
10.3	Bitcoin Option Contract, dated May 2, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller)(Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 6, 2024)
10.4	Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller)
10.5	Bitcoin Option Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller)
10.6	Amended and Restated BTC Trading Contract, dated September 24, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller)(Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2024)
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended September 30, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Date: December 9, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer