Form 10-Q/A
period 2024-03-31
Next Technology Holding Inc.
filed 2024-12-12
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of December 12, 2024, there were 6,976,410 shares of common stock outstanding.

Explanatory Note

Next Technology Holding Inc (formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment No.2 (the “Amendment No.2”) to the Quarterly Report on Form 10-Q for the period ended March 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2024 (the “Original Filing”), to amend our consolidated financial statements.

This Amendment No.2 amends the Original Filing, and the Amended Quarterly Report on Form 10-Q/A of the Company for the quarter ended March 31, 2024 filed on September 12, 2024 (the “Amendment No.1”). This Amendment No.2 is being filed to revise disclosure in “Note 8 – Prepayments” in connection with the BTC Contract (as defined below), and to include the restatement of previously issued financial statements describing the natures of all affected financial statements as restated that affect for the period ended March 31, 2024.

In accordance with applicable SEC rules, this Amendment No.2 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of March 31, 2024	As of December 31, 2023 (audited)
	Restated	Restated
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
*Digital assets	59,156,975	35,137,576
Accounts receivable- non related parties, net	1,130,664	1,133,117
Prepayments	12,125,500	12,125,500

Total current assets	73,081,526	49,064,580
Total assets	73,081,526	$49,064,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	924,127	926,456
****Amount due to related parties	1,733,732	1,693,098
**Tax payable	130,934	130,942
***Other payables	1,889,500	1,600,000
Total current liabilities	4,678,293	4,350,496

Non-current liabilities:
**Deferred tax liabilities	4,142,759	-
Total liabilities	8,821,052	4,350,496

Stockholders’ equity:
Common stock; no par value; 2,625,130 issued and outstanding on March 31, 2024 and December 31, 2023 respectively	56,348,650	56,348,650
Accumulated other comprehensive loss	(113)	(8)
*****Retained Earnings/(Accumulated Deficit)	7,911,937	(11,634,558)
Total stockholders’ equity	64,260,474	44,714,084

Total liabilities and stockholders’ equity	$73,081,526	$49,064,580

*	There is an adjustment of $263,947 in digital assets due to over-statement of its fair value of $263,947
**	There is an adjustment of $4,142,759 in both tax expenses and deferred tax liabilities due to under-provision of tax expenses and an adjustment of $130,934 in tax payable.
***	There is a reclassification of $50,020 from accrued expenses to other payables and an adjustment of $520 in other payables due to error recording in other payables.
****	There is an adjustment of $12,000 in the amount due to related parties due to error recording in the amount due to related parties.
*****	There is a prior year adjustment of $211,738 in FY 2023 accumulated deficit due to an increase in loss of discontinued operation in prior year.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End March 31, 2024	For the Three Months End March 31, 2023
	Restated	Restated
Revenue:
Service revenue	$—	$—
Total service revenue	—	—
Cost of revenue	—	—
Gross Profit	—	—

Operating expenses
*General and administrative expense	(330,145)	(166,295)
Total operating expenses	(330,145)	(166,295)

Loss from operations	(330,145)	(166,295)
**Other income	24,019,399	—
Profit/ (loss) before income taxes	23,689,254	(166,295)

***Income tax expenses	(4,142,759)	—

Net profit/ (loss) from continuing operation	$19,546,495	$(166,295)
Net loss from discontinued operation	—	(775,826)

Comprehensive income
Net profit/ (loss)	$19,546,495	$(942,121)
Other comprehensive income
*Foreign currency translation adjustment	(105)	310,576

Total comprehensive profit/(loss)	$19,546,390	$(631,545)

Earnings /(Loss) per share, basic and diluted from continuing operation	$7.45	$(0.16)
Earnings /(Loss) per share, basic and diluted from discontinued operation	—	(0.74)

*Weighted-average shares outstanding, basic and diluted	2,625,130	1,054,530

*	There is an adjustment of $2 in general and administrative expenses and $8 in foreign currency translation adjustment due to rounding errors.
**	There is an adjustment of $194,622 in other income due to error recording and over-statement of other income of $194,622.
***	There is an adjustment of $4,142,759 in both tax expenses and deferred tax liabilities due to under-provision of tax expenses.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended March 31, 2024

	Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Earnings	Income	Equity
			(Restated)
Balance as of December 31, 2023	2,625,130	$—	$56,348,650	$(11,634,558)	$(8)	$44,714,084
Foreign currency translation adjustment	—	—	—	—	(105)	(105)
*Net profit for the period	—	—	—	$19,546,495	—	$19,546,495
Balance as of March 31, 2024	2,625,130	$—	$56,348,650	$7,911,937	$(113)	$64,260,474

*	Adjustment of $194,622 in other income due to error recording and over-statement of other income of $194,622 and there is an adjustment of $4,142,759 in both tax expenses due to under-provision of tax expenses.

Three months ended March 31, 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Capital	Deficits	Income	Equity
			(Restated)
Balance as of December 31, 2022	1,054,530	$—	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Foreign currency translation adjustment	—	—	—	—	310,576	310,576
*Loss from discontinued operation	—	—	—	(775,826)	—	(775,826)
Net loss for the period	—	—	—	$(166,295)	—	$(166,295)
Balance as of March 31, 2023	1,054,530	$—	$43,732,196	$(2,656,979)	$—	$41,075,217

*	There is a prior year adjustment of $211,738 in FY 2023 accumulated deficit due to an increase in loss of discontinued operation in prior year.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three months Ended	For the Three months Ended
	March 31, 2024	March 31, 2023
	(Restated)
Cash flows from operating activities:
*Net Profit/ (loss)	$19,546,495	$(166,295)
**Fair value gain from digital assets	(24,019,399)	—
Loss from discontinued operation	—	(775,826)

Changes in operating assets and liabilities:
Accounts receivables	2,452	—
***Account payables	(2,328)	—
****Directors’ fee payable	40,000	—
******Tax payable	(9)	—
******Other payables	289,500	—
*****Deferred tax liabilities	4,142,759	—
Net cash flows used in continued operating activities	(530)	(942,121)
Net cash flows used in discontinued operating activities	—	430,349
Net cash flows used in operating activities	(530)	(511,772)

Cash flow from financing activities:
****Shareholders loan	635	186,000
Net cash flows provided by financing activities	635	186,000

Effect of exchange rate changes on cash	(105)	310,576

Change in cash and cash equivalents:	—	(15,196)

Cash and cash equivalents, beginning of period	$668,387	$22,926

Cash and cash equivalents, end of period	$668,387	$7,730

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

*	There is an adjustment of $4,142,759 in both tax expenses and an adjustment of 194,622 in other income, therefore resulting in changes in net profit in operating activities.
**	There is an adjustment of $194,622 in fair value gain from digital assets due to over-provision of its fair value gain.
***	There is an adjustment of $2 in account payables due to rounding error.
****	There is a reclassification of $40,000 from shareholders’ loan to directors’ fee payable in operating activities.
*****	There is an adjustment of $4,142,759 in both tax expenses and deferred tax liabilities due to under-provision of tax expenses.
******	Reclassification of $130,934 from other payables to tax payable

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance on December 31, 2023	24,990,000	10,147,576	35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	24,019,399	24,019,399	-
Balance on March 31, 2024	24,990,000	34,166,975	59,156,975	833

Restatement of previously issued financial statement

The Company discovered rounding errors and accounting treatment errors in general and administrative expenses, other income, tax expenses, amount due to related parties, deferred tax liabilities and other payables and accrued expenses during the audit review for the period ended March 31, 2024, including rounding error of $2 in general and administrative expenses, over-statement of other income and digital assets, under-provision of tax expenses and deferred tax liabilities of $4,142,759, reclassification of $130,934 tax payable from other payable, and adjustment of $12,000 in amount due to related parties for the three-month period ended March 31, 2024.

Effects of the restatement are as follows:

Consolidated statement of operation for the three-month period ended March 31, 2024	Previously Reported (Not reviewed)	Adjustment	As Restated

General and administrative expenses	$(330,143)	$(2)	$(330,145)
Other income	$24,214,021	$(194,622)	$24,019,399
Tax expenses	$-	$(4,142,759)	$(4,142,759)
Net profit	$23,883,878	$(4,337,383)	$19,546,495

Consolidated statement of operation for the three-month period ended March 31, 2023	Previously Reported (Not reviewed)	Adjustment	As Restated

General and administrative expenses	$(212,194)	$45,899	$(166,295)
Net loss	$(212,194)	$45,899	$(166,295)

Consolidated balance sheet as of March 31, 2024	Previously Reported (Not reviewed)	Adjustment	As Restated
Digital assets	$59,420,922	$(263,947)	$59,156,975
Total assets	$73,345,474	$(263,947)	$73,081,526

Amount due to related parties	$(1,721,732)	$(12,000)	$(1,733,732)
Accrued expenses	$(50,020)	$50,020	$-
Deferred tax liabilities	$-	$(4,142,759)	$(4,142,759)
Tax payable	$-	$(130,934)	$(130,934)
Other payables and accrued expenses	$(1,840,000)	$(49,500)	$(1,889,500)
Total liabilities	$(4,535,879)	$(4,285,173)	$(8,821,052)

Accumulated profit	$(12,461,058)	$(4,549,121)	$7,911,937
Total equity	$68,809,595	$(4,549,121)	$64,260,474

Consolidated balance sheet as of December 31, 2023	Previously Reported (Not reviewed)	Adjustment	As Restated

Accumulated deficit	$(11,422,820)	$(211,738)	$(11,634,558)
Total shareholders’ equity	$44,925,822	$(211,738)	$44,714,084

Consolidated statement of cash flows for the three-month period ended March 31, 2024	Previously Reported (Not reviewed)	Adjustment	As Restated
Cash flows from operating activities:
Net profit	$23,883,878	$(4,337,383)	$19,546,495
Fair value gain from digital assets	$(24,214,021)	$194,622	$(24,019,399)
Deferred tax liabilities	$-	$4,142,759	$4,142,759
Account payables	$(2,329)	$2	$(2,327)
Directors’ fee payables	$-	$40,000	$40,000
Net cash flow used in operation expenses	$(40,530)	$40,000	$(530)
Cash flows from financing activities:
Shareholders’ loan	$40,635	$(40,000)	$635
Net cash flow provided by financing activities	40,635	$(40,000)	$635

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of March 31, 2024, there were no potentially dilutive shares.

	For the period March 31, 2024	For the period March 31, 2023
	(Restated)	(Restated)
Statement of Operations Summary Information:
Net Profit/ (Loss)	$19,546,495	$(166,295)
Weighted-average common shares outstanding - basic and diluted	2,625,130	1,054,530
Earnings / (loss) per share, basic and diluted	$7.45	$(0.16)

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

As of and for the period ended March 31, 2024, there were no revenue generated from SAAS business.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of March 31, 2024, the Company held cash in bank in the amount of $668,388, which consists of the following:

	March 31, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 6 – DIGITAL ASSETS

As of March 31, 2024, digital assets holdings are as follows:

	March 31, 2024	December 31, 2023
	(Restated)	(Restated)
Opening balance	$35,137,576	$—
Purchase of BTC	—	24,990,000
Gain from digital assets	24,019,399	10,147,576
Ending balance	$59,156,975	$35,137,576

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

NOTE 9 – AMOUNT DUE TO RELATED PARTIES

	March 31, 2024	December 31, 2023
	(Restated)	(Restated)
Related parties payable	$282,535	$282,535
Amount due to shareholders	607,197	606,563
Director fee payable	844,000	804,000
	$1,733,732	$1,693,098

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

As of March 31, 2024, other payables consist of unpaid professional fee as follows:

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

Results of Operations

Results of Operations for the Three months period Ended March 31, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three months period ended March 31, 2024 and 2023.

	For the period March 31, 2024	From the period March 31, 2023
	(Restated)	(Restated)
Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Gain from digital assets	24,019,399	—
General and administrative expenses	(330,145)	(166,295)
Net profit/ (loss) before income tax	23,689,254	(166,295)
Income tax expense	(4,142,759)	—
Net profit/ (loss)	19,546,495	(166,295)

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

In September, 2023, there were 1,570,600 shares issued with the total amount of $12,616,454, and the Company’s common stock issued has been increased to 2,625,130 shares as of March 31, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

BTC Trading Contract, dated September 25, 2023, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2023)

10.2	Amendment Agreement, dated May 2, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2024)
10.3	Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.4 to Form 10Q/A for the period ended September 30, 2024, filed on December 9, 2024)
10.4	Amended and Restated BTC Trading Contract, dated September 24, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2024)
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended March 31, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Dated December 12, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer