Form 10-Q/A
period 2024-06-30
Next Technology Holding Inc.
filed 2024-12-12
CIK 1784970

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

i

Explanatory Note

Next Technology Holding Inc (formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment No.2 (the “Amendment No.2”) to the Quarterly Report on Form 10-Q for the period ended June 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2024 (the “Original Filing”), to amend our consolidated financial statements.

This Amendment No.2 amends the Original Filing, and the Amended Quarterly Report on Form 10-Q/A of the Company for the quarter ended June 30, 2024 filed on September 20, 2024 (the “Amendment No.1”). The purpose of this Amendment No.2 is to include a restatement of previously issued financial statements describing the nature of all affected financial statements as restated, amend our disclosure in “Note 8 – Prepayments” in connection with the BTC Contract (as defined below) and include disclosures relating to (i) the Amended BTC Contract (as defined below) as a subsequent event, and (ii) the BTC Option Contract, in the Quarterly Report on Form 10-Q/A of the Company for the quarter ended June 30, 2024, and to further amend our disclosure “Note 13- Stockholders’ Equity” in connection with the nature of loans that converted to equity and its financial effects.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(All amounts shown in U.S. Dollars)	As of June 30, 2024	As of December 31, 2023 (Audited)
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	50,733,354	35,137,576
Accounts receivable-third parties, net	1,130,665	1,133,117
Prepayments	12,125,500	12,125,500
Total current assets	64,657,906	49,064,580

Non-current assets:
Investment in associate company	13,396,000	-
Total assets	78,053,906	$49,064,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payables	924,127	926,456
*Amount due to related parties	1,181,592	1,693,098
Tax payable	130,934	130,942
Other payables	812,500	1,600,000
Total current liabilities	3,049,153	4,350,496

Non-current liabilities:
**Deferred tax liabilities	2,301,348	—
Total liabilities	5,350,501	4,350,496

Stockholders’ equity:
*Common stock; no par value; 6,976,410 and 1,054,530 issued and outstanding on June 30, 2024 and December 31, 2023 respectively	71,718,790	56,348,650
Accumulated other comprehensive loss	(113)	(8)
**Retained Earnings /(Accumulated Deficits)	984,728	(11,634,558)
Total stockholders’ equity	72,703,405	44,714,084

Total liabilities and stockholders’ equity	$78,053,906	$49,064,580

*	There is a reclassification amount of $594,140 from amount due to related parties to equity as these related parties loans have been converted to equity.

**	There is an adjustment of $10,530 in both tax expenses and deferred tax liabilities due to under-provision of tax expenses.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months End June 30, 2024	For the Three Months End June 30, 2023	For the Six Months End June 30, 2024	For the Six Months Ended June 30, 2023
	(Restated)		(Restated)
Revenue:
Service revenue	$—	$—	$—	$—
Total service revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses
General and administrative expense	(344,999)	(136,480)	(675,144)	(302,775)
Total operating expenses	(344,999)	(136,480)	(675,144)	(302,775)

Loss from operations	(344,999)	(136,480)	(675,144)	(302,775)
Other income/(loss)	(8,423,621)	—	15,595,778	—
Profit/ (loss) before income taxes	(8,768,620)	(136,480)	14,920,634	(302,775)
*Income tax credit/(expenses)	1,841,411	—	(2,301,348)	—

Net profit/ (loss) from continuing operation	$(6,927,209)	$(136,480)	$12,619,286	$(302,775)
Net profit/ (loss) from discontinued operation	—	(1,077,744)	—	(1,853,570)

Comprehensive income
*Net profit/ (loss)	$(6,927,209)	$(1,214,224)	$12,619,286	$(2,156,345)
Other comprehensive income
Foreign currency translation adjustment	—	—	(105)	310,576

Total comprehensive profit/ (loss)	(6,927,209)	$(1,214,224)	$12,619,181	(1,845,769)

Earnings /(Loss) per share, basic and diluted from continuing operation	$(0.99)	$(0.13)	$2.74	$(0.29)
Earnings /(Loss) per share, basic and diluted from discontinued operation	—	(1.02)	—	(1.76)

Weighted-average shares outstanding, basic and diluted	6,976,410	1,054,530	4,609,505	1,054,530

*	There is an adjustment of $10,530 in tax expenses and a decrease in net profit by $10,530 due to under-provision of tax expenses.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three months ended June 30, 2024

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Earnings	Loss	Equity
		(Restated)	(Restated)
Balance as of March 31, 2024	2,625,130	$56,348,650	$7,911,937	$(113)	$64,260,474
Stock issued during the period	4,351,280	15,370,140	—	—	15,370,140
Foreign currency translation adjustment	—	—	—	—	—
*Net loss for the period	—	—	$(6,927,209)	—	$(6,927,209)
Balance as of June 30, 2024	6,976,410	$71,718,790	$984,728	$(113)	$72,703,405

*	There is an adjustment of $10,530 in tax expenses and a decrease in net profit by $10,530 due to under-provision of tax expenses.

Six months ended June 30, 2024

	Common Stock		(Accumulated Deficit)/ Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Earnings	Loss	Equity
		(Restated)	(Restated)
Balance as of December 31, 2023	2,625,130	$56,348,650	$(11,634,558)	$(8)	$44,714,084
Stock issued during the period	4,351,280	15,370,140	—	—	15,370,140
Foreign currency translation adjustment	—	—	—	(105)	(105)
*Net profit for the period	—	—	$12,619,286	—	$12,619,286
Balance as of June 30, 2024	6,976,410	$71,718,790	$984,728	$(113)	$72,703,405

*	There is an adjustment of $10,530 in tax expenses and a decrease in net profit by $10,530 due to under-provision of tax expenses.

Three months ended June 30, 2023

	Common Stock		Accumulated	Total Shareholder
	Shares	Amount	Deficits	Equity
Balance as of March 31, 2023	1,054,530	$43,732,196	$(2,656,979)	$41,075,217
Loss from discontinued operation	—	—	(1,077,744)	(1,077,744)
Net loss for the period	—	—	$(136,480)	$(136,480)
Balance as of June 30, 2023	1,054,530	$43,732,196	$(3,871,203)	$39,860,993

Six months ended June 30, 2023

	Common Stock		Accumulated	Accumulated Other Comprehensive	Total Shareholder
	Shares	Amount	Deficits	Income	Equity
Balance as of December 31, 2022	1,054,530	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Foreign currency translation adjustment	—	—	—	310,576	310,576
Loss from discontinued operation	—	—	(1,853,570)	—	(1,853,570)
Net loss for the period	—	—	$(302,775)	—	$(302,775)
Balance as of June 30, 2023	1,054,530	$43,732,196	$(3,871,203)	$—	$39,860,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDINGS INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six months Ended	For the Six months Ended
	June 30, 2024	June 30, 2023
	Restated
Cash flows from operating activities:
*Net Profit/ (loss)	$12,619,286	$(302,775)
Fair value gain from digital assets	(15,595,778)	—
Loss from discontinued operation	—	(1,853,570)

Changes in operating assets and liabilities:
Accounts receivables	2,452	—
Account payables	(2,329)	—
Director fee payable	82,000	—
Accrued expenses	49,500	—
Tax payables	(8)	—
Other payables	543,000	—
*Deferred tax liabilities	2,301,348	—
Net cash flows used in continued operating activities	(529)	(2,156,345)
Net cash flows used in discontinued operating activities	—	1,508,093
Net cash flows used in operating activities	(529)	(648,252)

Cash flow from financing activities:
**Shareholders’ loan	(593,506)	318,000
**Proceeds from stock issuances	594,140	—
Net cash flows provided by financing activities	634	318,000

Effect of exchange rate changes on cash	(105)	310,576

Change in cash and cash equivalents:	—	(19,676)

Cash and cash equivalents, beginning of period	$668,387	$22,926

Cash and cash equivalents, end of period	$668,387	$3,250

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

*	There is an adjustment of $10,530 in both tax expenses and deferred tax liabilities due to under-provision of tax expenses, which also result in net profit decrease by $10,530.

**	There is a reclassification amount of $594,140 from shareholders’ loan to proceeds from stock issuances as these related parties loans have been converted to equity.

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

The following table presents a roll-forward of our bitcoin holdings, including additional information related to our bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Gain from digital asset	Market Value of digital asset	Approximate number of Bitcoin held
Balance on December 31, 2023	24,990,000	10,147,576	35,137,576	833
Digital asset purchase	-	-	-	-
Fair value change during the period	-	15,595,778	15,595,778	-
Balance on June 30, 2024	24,990,000	25,743,354	50,733,354	833

Restatement of previously issued financial statement

The Company discovered error in amount due to related parties, common stock, tax expenses and deferred tax liabilities during the audit review for the period ended June 30, 2024 that $594,140 of amount due to related parties has been converted to equity and under-provision of tax expenses and deferred tax liabilities of $10,530 for the six month period ended June 30, 2024.

Effects of the restatement is as follows:

Consolidated statement of operation for the six months period ended June 30,2024	Previously Reported (Not reviewed)	Adjustment	As Restated
Tax expenses	$2,290,818	$10,530	$2,301,348
Net profit	$12,629,816	$(10,530)	$12,619,286

Consolidated balance sheet as of June 30,2024	Previously Reported (Not reviewed)	Adjustment	As Restated
Amount due to related parties	$1,775,732	$(594,140)	$1,181,592
Deferred tax liabilities	$2,290,818	$10,530	$2,301,348
Total liabilities	$5,934,111	$(583,610)	$5,350,501
Common stock	$71,124,650	$594,140	$71,718,790
Accumulated profit	$995,258	$(10,530)	$984,728
Total equity	$72,119,795	$583,610	$72,703,405

Consolidated statement of cash flows for the six months period ended June 30,2024	Previously Reported (Not reviewed)	Adjustment	As Restated
Cash flows from operating activities:
Net profit	$12,629,816	$(10,530)	$12,619,286
Deferred tax liabilities	$2,290,818	$10,530	$2,301,348

Cash flows from financing activities:
Shareholders’ loan	$634	$(594,140)	$(593,506)
Proceeds from stock issuance	-	$594,140	$594,140

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

Potential dilutive securities are excluded from the calculation of diluted EPS in profit periods as their effect would be anti-dilutive.

As of June 30, 2024, there were no potentially dilutive shares.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	For the period June 30, 2024	For the period June 30, 2023	For the period June 30, 2024	For the period June 30, 2023
	(Restated)		(Restated)
Statement of Operations Summary Information:
Net Profit/ (Loss)	(6,927,209)	(136,480)	$12,619,286	$(302,775)
Weighted-average common shares outstanding - basic and diluted	6,976,410	1,054,530	4,609,505	1,054,530
Earnings/ (loss) per share, basic and diluted	(0.99)	(0.13)	$2.74	$(0.29)

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

As of and for the period ended June 30, 2024, there was no revenue generated from SAAS business.

NOTE 5 – CASH AND CASH EQUIVALENTS

As of June 30, 2024, the Company held cash in bank in the amount of $668,387, which consists of the following:

	June 30, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 6 – DIGITAL ASSETS

As of June 30, 2024, digital assets holdings are as follows:

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

Despite the cancellation of the 5,000 BTC Purchase, negotiations regarding the original 1,000 BTC Purchase continued. The Company’s original plan was to settle the remaining 60% of the total purchase price for 1,000 BTC through the issuance of the Common Stock at a per share price based on the average market price over a five-day period immediately prior to the date of the completion of the 1,000 BTC Purchase. However, the Board believed in the potential long-term appreciation of the BTC. As a result, it has decided to halt the 1,000 BTC Purchase and instead re-negotiate the terms with the Associate Seller to acquire 5,167 BTC, which represents the maximum number of BTC that the Company was entitled to purchase under the BTC Contract minus the BTC already acquired under the BTC Contract. Please see “Note 15 – Subsequent Events” for details regarding the Company’s entry of the Amended BTC Contract.

NOTE 9 – INVESTMENT

As of June 30, 2024, investment consists of the following:

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

The related party balance of $282,535 represented advances from former shareholders for the Company’s daily operation.

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

NOTE 11 – ACCOUNT PAYABLES

As of June 30, 2024 and December 31, 2023, account payables are related to the software services fee payables to suppliers as follows:

	June 30, 2024	December 31, 2023
Account payables	$924,127	$926,456

NOTE 12 – OTHER PAYABLES

As of June 30, 2024, other payables consist of unpaid professional fee as follows:

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

On April 9, 2024, 411,280 shares were converted to equity from loan and outstanding professional fee with the amount of $1,974,140 at the conversion price of $4.80 per share based on average price of last 10 trading days. These loans are related to the long outstanding salaries, professional fee, litigation lawyer fees and BTC consultant fee paid by shareholders on behalf of the Company. The amount due to related parties are interest free, unsecured and have no fixed repayment terms. Prior to the loan conversion to equity, the amount of $1,974,140 is recorded as current liabilities. Subsequent to loan to equity conversion, the amount of $1,974,140 was converted to 411,280 shares and recorded in stockholder’ equity as follows:

Nature of loan:	Amount:	Conversion price:	Number of share converted:	Financial impact of conversion:
Advance from shareholders to pay outstanding legal fee, salaries, Edgar filing fee, audit fee, which accumulated from January 2023 to March 2024.	$594,140	$4.80	123,780 shares	Reclassification from amount due to related parties to equity
Accounting and compliance fee, which accumulated from January 2023 to March 2024.	$420,000	$4.80	87,500 shares	Reclassification from other payables to equity
Legal advisory fee in relation to BTC transaction which accumulated from January 2023 to March 2024.	$480,000	$4.80	100,000 shares	Reclassification from other payables to equity
BTC Consultant fee, which accumulated from January 2023 to March 2024.	$480,000	$4.80	100,000 shares	Reclassification from other payables to equity
Total	$1,974,140		411,280 shares

As of June 30, 2024, the Company’s common stock issued has been increased to 6,976,410 shares.

NOTE 14 – INCOME TAXES

The Company is subject to U.S. Federal tax laws. The Company has not recognized an income tax benefit for its operating losses in the United States because the Company does not expect to commence active operations in the United States.

There are several subsidiaries were incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%.

The Company is currently conducting its operations in the PRC through its subsidiaries, which are subject to tax from 15% to 25%.

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

Results of Operations for the Six-month Period Ended June 30, 2024 and 2023

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

General and Administrative Expenses

For the six-month period ended June 30, 2024 and 2023, general and administrative expenses were $675,144 and $302,775 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

Other Income

The other income of $15,595,778 is mainly due to gain from digital assets during the period.

Net Profit

As a result of the factors described above, there was a net profit of $12,619,286 and net loss of $302,775 for the period ended June 30, 2024 and 2023, respectively. The increase in net profit is mainly due to gain from digital assets during the period.

Results of Operations for the Three-month Period Ended June 30, 2024 and 2023

The following tables provide a comparison of a summary of our results of operations for the three-month period ended June 30, 2024 and 2023.

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

General and Administrative Expenses

For the three-month period ended June 30, 2024 and 2023, general and administrative expenses were $344,999 and $136,480 respectively. The increase is mainly due to increase in BTC consulting fee during the period.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	BTC Trading Contract, dated September 25, 2023, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 28, 2023)
10.2	Amendment Agreement, dated May 2, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2024)
10.3	Bitcoin Option Contract, dated May 2, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 6, 2024)
10.4	Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.4 to Form 10Q/A for the period ended September 30, 2024, filed on December 9, 2024)
10.5	Bitcoin Option Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.5 to Form 10Q/A for the period ended September 30, 2024, filed on December 9, 2024)
10.6	Amended and Restated BTC Trading Contract, dated September 24, 2024, between Next Technology Holdings Inc., as Party A (Buyer) and Party B (Seller) (Incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 27, 2024)
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holdings Inc for the fiscal quarter ended June 30, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDINGS INC

Date: December 12, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer