Form 10-Q/A
period 2024-09-30
Next Technology Holding Inc.
filed 2024-12-23
CIK 1784970

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

NEXT TECHNOLOGY HOLDING INC.
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

As of December 23, 2024, there were 6,976,410 shares of common stock outstanding.

i

Explanatory Note

Next Technology Holding Inc. (formerly known as WeTrade Group Inc. (the “Company”)) is filing this Amendment No.2 (the “Amendment”) to the Quarterly Report on Form 10-Q for the period ended September 30, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2024 (the “Original Filing”), to amend our disclosures in relation to the digital assets and prepayment of digital assets.

This Amendment No.2 amends the Original Filing and the Amended Quarterly Report on Form 10-Q/A of the Company for the quarterly period ended September 30, 2024 filed on December 9, 2024 (the “Amendment No.1”). The purpose of this Amendment No.2 is to include signed and dated copies of the BTC Trading Contract and BTC Option Contract.

In accordance with the applicable SEC rules, this Amendment No.2 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC.

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

NEXT TECHNOLOGY HOLDING INC.

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

NEXT TECHNOLOGY HOLDING INC.

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

NEXT TECHNOLOGY HOLDING INC.

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

NEXT TECHNOLOGY HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holding Inc. (formerly known as WeTrade Group Inc.) was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

Business

Next Technology Holding Inc. (formerly known as “WeTrade Group Inc.”) was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	BTC Trading Contract, dated September 25, 2023, between Next Technology Holding Inc., as Party A (Buyer) and ANTS INVESTMENT MANAGEMENT PTE. LTD, as Party B (Seller)
10.2	Amendment Agreement, dated May 2, 2024, between Next Technology Holding Inc., as Party A (Buyer) and ANTS INVESTMENT MANAGEMENT PTE. LTD, as Party B (Seller)
10.3	Bitcoin Option Contract, dated May 2, 2024, between Next Technology Holding Inc., as Party A (Buyer) and ANTS INVESTMENT MANAGEMENT PTE. LTD, as Party B (Seller)
10.4	Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holding Inc., as Party A (Buyer) and ANTS INVESTMENT MANAGEMENT PTE. LTD, as Party B (Seller)
10.5	Bitcoin Option Contract Cancellation Agreement, dated June 20, 2024, between Next Technology Holding Inc., as Party A (Buyer) and ANTS INVESTMENT MANAGEMENT PTE. LTD, as Party B (Seller)
10.6	Amended and Restated BTC Trading Contract, dated September 24, 2024, between Next Technology Holding Inc., as Party A (Buyer) and ANTS INVESTMENT MANAGEMENT PTE. LTD, as Party B (Seller)
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended September 30, 2024, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Date: December 23, 2024	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer