Form 10-K
period 2024-12-31
Next Technology Holding Inc.
filed 2025-03-27
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

NEXT TECHNOLOGY HOLDING INC

(FORMERLY KNOWN AS WETRADE GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	84-4948289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Room 519, 05/f Block T3

Qianhai Premier Finance Centre Unit 2

Guiwan Area, Nanshan District, Shenzhen

People’s Republic of China

(Address of principal executive offices) (Zip code)

+852 96369080

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $4.5418 per share of common stock as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $26,003,894.23.

As of March 27, 2025, there were 436,265,135 shares of common stock outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc”) (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2024, the Company pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold Bitcoin.

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

We view our Bitcoin holdings as being held for trading and expect to continue to accumulate Bitcoin. We have not set any specific target for the amount of Bitcoin we seek to hold, and we will continue to monitor market conditions in determining whether to engage in additional financing to purchase additional Bitcoin.

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

We believe that, due to its limited supply, Bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long term.

The following table presents a roll-forward of our Bitcoin holdings, including additional information related to our Bitcoin purchases, fair value change in digital asset and number of Bitcoin held during the year:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of Bitcoin held
Balance on December 31, 2022	-	-	-	-
Digital asset purchase	$24,990,000	-	$35,137,576	833
Fair value gain on digital asset	-	$10,147,576	-	-
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital asset	-	$43,184,854	$43,184,854	-
Balance on December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833

Regulatory Permissions and Developments

Our counsel as to PRC law has advised us that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, companies operating in Hong Kong such as us may face similar regulatory risks as those operated in the PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of China’s recent expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers like ourselves.

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

For example, on June 10, 2021, the Standing Committee of the National People’s Congress enacted the PRC Data Security Law, which took effect on September 1, 2021. The law requires data collection to be conducted in a legitimate and proper manner, and stipulates that, for the purpose of data protection, data processing activities must be conducted based on data classification and a hierarchical protection system for data security.

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

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022, replacing the former Measures for Cybersecurity Review (2020) issued on July 10, 2021. Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operators (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, and any online platform operator who controls more than one million users’ personal information must undergo a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

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

On February 24, 2023, the CSRC, together with the MOF, National Administration of State Secrets Protection and National Archives Administration of China, revised the Provisions issued by the CSRC and National Administration of State Secrets Protection and National Archives Administration of China in 2009. The revised Provisions were issued under the title the “Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies,” and became effective on March 31, 2023 together with the Trial Measures. One of the major revisions to the revised Provisions is to expand their application to cover indirect overseas offering and listing, as is consistent with the Trial Measures. The revised Provisions require that, among other things, (a) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals or entities, including securities companies, securities service providers, and overseas regulators, any documents and materials that contain state secrets or working secrets of government agencies, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level; and (b) a domestic company that plans to, either directly or indirectly through its overseas listed entity, publicly disclose or provide to relevant individuals and entities, including securities companies, securities service providers, and overseas regulators, any other documents and materials that, if leaked, will be detrimental to national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations. As of the date of this Report, the revised Provisions have come into effect. Any failure or perceived failure by our Company or our subsidiaries to comply with the above confidentiality and archives administration requirements under the revised Provisions and other PRC laws and regulations may result in the relevant entities being held legally liable by competent authorities, and referred to the judicial organ to be investigated for criminal liability if suspected of committing a crime.

Except for the Basic Law, national laws of the PRC do not apply in Hong Kong unless they are listed in Annex III of the Basic Law and applied locally by promulgation or local legislation. National laws that may be listed in Annex III are currently limited under the Basic Law to those which fall within the scope of defense and foreign affairs as well as other matters outside the limits of the autonomy of Hong Kong. National laws and regulations relating to data protection, cybersecurity and anti-monopoly have not been listed in Annex III and do not apply directly to Hong Kong and, as such, we are advised by our counsel as to PRC law that the CAC and CSRC do not currently have jurisdiction over companies operating in Hong Kong.

Our counsel as to PRC law has advised us that we are not currently required to obtain any permission or approval from the CSRC, the CAC or any other regulatory authority in the PRC for our operations, the trading of our securities on the NASDAQ and the offering of our securities to foreign investors. The business of our subsidiary is not subject to cybersecurity review with the CAC, given that PRC laws on data protection and cybersecurity do not currently apply to Hong Kong. To the extent that if we become subject to such PRC laws in the future, we do not believe we are required to conduct a cybersecurity review because (i) we do not possess a large amount of personal information in our business operations; and (ii) data processed in our business does not have a bearing on national security and thus may not be classified as core or important data by the authorities. In addition, we are not subject to merger control review by China’s anti-monopoly enforcement agency as such PRC enforcement agency does not currently have jurisdiction over our Hong Kong operating subsidiary. However, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to our business or industry, if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future. We may be subject to penalties and sanctions imposed by the PRC regulatory agencies, including the CSRC, if we fail to comply with such rules and regulations, which could adversely affect the ability of the Company’s securities to continue to trade on the NASDAQ, which may cause the value of our securities to significantly decline or become worthless.

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

There may be prominent risks associated with our operations being in Hong Kong. For example, as a U.S.-listed public company operating primarily in Hong Kong, we may face heightened scrutiny, criticism and negative publicity, which could result in a material change in our operations and the value of our common stock. Additionally, we are subject to certain legal and operational risks associated with our business operations in Hong Kong, which is subject to political and economic influence from China. PRC laws and regulations governing our current business operations are sometimes vague and uncertain, and we may face the risk that changes in the policies of the PRC government could have a significant impact upon the business we may be able to conduct in Hong Kong and the profitability of such business. Therefore, these risks associated with being based in or having the majority of our operations in Hong Kong could likely cause the value of our securities to significantly decline or be worthless. Furthermore, these risks would likely result in a material change in our business operations or a complete hinderance of our ability to offer or continue to offer our securities to investors. Furthermore, changes in Chinese internal regulatory mandates, such as the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rules”), the Anti-Monopoly Law, the Cybersecurity Law and the Data Security Law, may target the Company’s corporate structure and impact our ability to conduct business in Hong Kong, accept foreign investments, or list on a U.S. or other foreign exchange.

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

We believe our business operations are not currently subject to these PRC Crypto Restrictions. We are not a PRC company, nor do we plan to open or retain any PRC subsidiaries. We are not a financial or payment institution operating within China either. We closed our PRC subsidiaries in July 2024 and currently do not conduct any business activities within China. We do not engage in any exchange business between fiat currency and cryptocurrency or among cryptocurrencies. We do not issue digital tokens through ICOs or otherwise, nor do we provide marketing, payment, settlement services or related technical support for any cryptocurrency exchanges.

Our involvement with Bitcoin is limited to purchasing and holding Bitcoins, which is not prohibited under the PRC Crypto Restrictions. Furthermore, the holding of certain executive roles by Chinese citizens in our company does not violate any PRC Crypto Restrictions.

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

As noted above, activities involving Bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example:

●	On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

●	On April 4, 2022, SEC Chair Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the CFTC on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to Bitcoin and other digital assets.

●	On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets, including Bitcoin, in the United States. Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based.

●	On March 1, 2023, the U.S. Under Secretary for Domestic Finance provided an update on the development of a U.S. CBDC, indicating that the U.S. Department of Treasury would be providing an initial set of findings and recommendations regarding the development and adoption of a U.S. CBDC in the coming months.

●	On April 14, 2023, the SEC reopened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. The comment period is now closed. The SEC may determine whether to adopt the revised definition after an evaluation of comments provided during the comment period. If adopted in its proposed form, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.

●	The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like Bitcoin, became effective in June 2023, with various requirements phasing into effect through 2024.

●	On June 5, 2023, the SEC filed a complaint against Binance Holdings Ltd. and other affiliated entities in federal district court for the District of Columbia, alleging, among other claims related to the operation of the affiliates and their platforms, that: (i) the Binance entities commingled and diverted customer assets; (ii) various affiliates of Binance Holdings Ltd. operated as exchanges, brokers, dealers and clearing agencies without registration under the Exchange Act; (iii) Binance Holdings Ltd. engaged in the unregistered offer and sale of securities; (iv) affiliates of Binance Holdings Ltd. operated in a manner to evade U.S. federal securities laws, and (v) affiliates of Binance Holdings Ltd. misled customers and investors concerning the existence and adequacy of market surveillance and controls to detect and prevent manipulative trading.

●	On June 6, 2023, the SEC filed a complaint against Coinbase, Inc. and other affiliated entities in federal district court in the Southern District of New York, alleging, among other claims: (i) that Coinbase, Inc. violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase, Inc. violated the Securities Act of 1933, as amended (the “Securities Act”) by failing to register with the SEC the offer and sale of securities in connection with its staking program, and (iii) that Coinbase Global Inc. is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc.

●	In the United Kingdom, on June 29, 2023, the Financial Services and Markets Act 2023 (“FSMA 2023”) became law. FSMA 2023 (i) clarifies that “cryptoassets” are subject to the regulated activities and financial promotion orders and (ii) establishes that digital assets firms, including exchanges and custodians, operating in or providing services to the United Kingdom carrying out certain activities involving “cryptoassets” are performing a regulated activity that needs to be authorized by the Financial Conduct Authority and may also be subject to oversight from the Bank of England. Several additional pieces of proposed legislation in the United Kingdom, including The Public Offers and Admissions to Trading Regulations 2023, may subject “cryptoassets” to further regulation. FSMA 2023 gave the UK Treasury powers to create financial market infrastructure sandboxes. The legislative framework for the UK’s Digital Securities Sandbox will take effect in January 2024.

●	On November 20, 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency. The SEC’s complaint also alleges that Kraken’s business practices, deficient internal controls, and poor recordkeeping practices present a range of risks for its customers.

●	On November 21, 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States. Binance also acknowledged that it willfully operated an unlicensed money-transmitting business, pleaded guilty to criminal charges of not having adequate anti-money laundering protocols in place and committed violations of the International Emergency Economic Powers Act, and its then chief executive officer pleaded guilty to failing to maintain an effective anti-money laundering program and resigned as chief executive officer of Binance. This settlement does not include any settlement of the SEC’s complaint against Binance referenced above.

●	On October 10, 2024, the SEC filed a complaint against Cumberland DRW LLC, alleging violations of Section 15(a) of the Exchange Act (related to regulation of “brokers” and “dealers”), including references to Cumberland’s activities regarding Bitcoin.

Implications of Holding Foreign Company Accountable Act

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Company Accountable Act, or the HFCAA. An identified issuer will be required to comply with these rules if the SEC identifies it as having a “non-inspection” year under a process to be subsequently established by the SEC. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act, which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years instead of three years. If our auditor cannot be inspected by the Public Company Accounting Oversight Board, or the PCAOB, for two consecutive years, the trading of our securities on any U.S. national securities exchanges, as well as any over-the-counter trading in the U.S., will be prohibited. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether the PCAOB is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC issued amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. The rules apply to registrants that the SEC identifies as having filed an annual report with an audit report issued by a registered public accounting firm that is located in a foreign jurisdiction and that PCAOB is unable to inspect or investigate completely because of a position taken by an authority in foreign jurisdictions. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Statement of Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The terms of the Statement of Protocol would grant the PCAOB complete access to audit work papers and other information so that it may inspect and investigate PCAOB-registered accounting firms headquartered in China and Hong Kong. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022. The PCAOB Board vacated its previous 2021 determination that the PCAOB was unable to inspect or investigate completely registered public accounting firms headquartered in mainland China and Hong Kong. Under the PCAOB’s rules, a reassessment of a determination under the HFCAA may result in the PCAOB reaffirming, modifying or vacating the determination. In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s auditor because of a position taken by an authority in a foreign jurisdiction, then such lack of inspection could cause trading in the Company’s securities to be prohibited under the HFCAA ultimately result in a determination by a securities exchange to delist the Company’s securities.

Transfers of Cash to and from Our Subsidiaries

Next Technology Holding Inc. is a holding company. We conduct our operations in Hong Kong primarily through our subsidiaries in both Hong Kong and BVI. We may rely on dividends to be paid by our Hong Kong and BVI subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and BVI subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Next Technology Holding Inc. is permitted under the Wyoming laws to provide funding to our subsidiaries in Hong Kong and BVI through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Next Technology is also permitted under the laws of Hong Kong to provide funding to Next Technology Inc. through dividend distribution without restrictions on the amount of the funds.  As of the date of this annual report, there has been no distribution of dividends or assets among the holding company or the subsidiaries. We currently do not have any cash management policies in place.

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

Overview of Business and Industry

Software Development

We provide AI-enabled software development services to our potential customers in USA, Hong Kong and Singapore, which included developing, designing and implementing various SAAS software solutions for business of all types, including industrials and other businesses.

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

The Bitcoin protocol limits the total number of Bitcoin that can be generated over time to 21 million. The current reward for miners that successfully validate a block of transactions is 3.125 Bitcoin per mined block. Based on current mining rates, we anticipate the reward will decrease by half to 1.5625 Bitcoin per mined block sometime in 2028. This decrease in mining reward is referred to as a Bitcoin halving, and it occurs after every 210,000 blocks are mined, which has historically occurred approximately every four years.

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

Revenue Model

In the business of providing AI-enabled software development services and solutions, we derive our revenue from AI-software development and technical supporting services.

Competition

The AI-enabled software development market is highly competitive and subject to rapidly changing technology and market conditions. Our ability to compete successfully depends on a number of factors within and outside of our control. Some of these factors include software quality, performance and reliability; the quality of our service and support teams; marketing and prospecting effectiveness; the ability to incorporate artificial intelligence and other technically advanced features; and our ability to differentiate our products. Failure to perform in these or other areas may reduce the demand for our offerings and materially adversely affect our revenue from both existing and prospective customers.

Domain

We have the right to use the following domain registration issued:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name
1	2024/09/01	2026/09/01	Alibaba Cloud Computing Ltd.	nxtttech.com

Our Employees

As of the date hereof and in the fiscal year 2024, we have 6 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Operating	1
Technology	2
General and Administrative	1
Financial Department	2
Total	6

We provide employee benefits to each employee in compliance with the legal requirements of their jurisdiction of residence, including statutory pension, medical insurance, unemployment insurance, work injury coverage, maternity protection, and a housing provident fund.

Our employees have not formed any employee union or association. We believe we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Insurance

We maintain certain insurance policies to safeguard us against risks and unexpected events. We do not maintain business interruption insurance or product liability insurance, which are not mandatory under Hong Kong and PRC laws. We do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During the fiscal years 2024 and 2023, we did not make any material insurance claims in relation to our business.

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

On October 18, 2023, the same individuals who previously filed the above-described derivative suit initiated a direct action against the Company in the Chancery Court of the State of Wyoming (the “Chancery Court”), once again seeking control of the Company. In response, the Company contested to the lawsuit and sought a temporary restraining order to prevent the plaintiff-shareholders and their affiliates (including the Unauthorized Persons) from asserting control over the Company.

On November 7, 2023, the Chancery Court granted a temporary restraining order substantially restraining Mr. Zheng Dai and his affiliates from claiming to act on behalf of the Company.

On November 30, 2023, the Company responded to plaintiffs’ allegations, demonstrating that their claims—brought by Mr. Zheng Dai and his affiliates—were largely based upon forged signatures and other fabricated materials. In response, the plaintiffs withdrew their opposition to the Company’s request for an injunction.

On January 5, 2024, the Chancery Court issued a preliminary injunction order (attached hereto), which specifically restrained Mr. Zheng Dai and his affiliates from the following conduct:

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

The Company remains under the control of its current board of directors, which, as of the reporting date, consists of the following personnel: Lichen Dong (Chairman of the Board), Tian Yang, Mahesh Thapaliya, and Jianbo Sun.

On April 8,2024, the Chancery Court dismissed the plaintiffs’ case with prejudice, allowing the Company to reserve its right to seek fees. The Company’s counterclaims against plaintiffs were later dismissed without prejudice upon stipulation on June 11, 2024.

On September 6, 2024, the same individuals initiated a new lawsuit against the Company in the Wyoming State District Court, with a sole cause of action seeking inspection of certain corporate records.

On October 30, 2024, the Company responded the complaint, denying plaintiffs’ allegations and arguing that plaintiffs had failed to satisfy the statutory requirements necessary for corporate records inspection.

On December 9, 2024, one of the plaintiffs, Wenwen Yu, filed a motion for preliminary injunction to enjoin future share issuances by the Company.

On December 27, 2024, the Company opposed Yu’s motion, asserting that it was entirely without merit. The motion is currently set for a hearing on April 9, 2025.

Separately, on May 15, 2024, another lawsuit was filed against the Company in the New York County Supreme Court (the “NY Court”), seeking repayment of certain loans allegedly guaranteed by the Company.

On September 9, 2024, the Company moved to dismiss the case on the grounds of forum non conveniens and lack of personal jurisdiction, given that the alleged guarantees—signed by Zheng Dai and Pijun Liu—were unauthorized and, therefore, null and void.

As of the reporting date, the Company’s motion remains pending before the NY Court.

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

ITEM 2. PROPERTIES

Our principal executive office is located at Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China. The office lease term is from January 1, 2023 to December 31, 2025. The rent of Shenzhen office was paid by the shareholders and no lease agreement was signed by the Company.

The following table sets forth the lease term and monthly rent:

Lease Term	Address	Space (square meters)
January 1, 2023 to December 31, 2025	Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China.	200

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

On October 18, 2023, the same individuals who previously filed the above-described derivative suit initiated a direct action against the Company in the Chancery Court of the State of Wyoming (the “Chancery Court”), once again seeking control of the Company. In response, the Company contested to the lawsuit and sought a temporary restraining order to prevent the plaintiff-shareholders and their affiliates (including the Unauthorized Persons) from asserting control over the Company.

On November 7, 2023, the Chancery Court granted a temporary restraining order substantially restraining Mr. Zheng Dai and his affiliates from claiming to act on behalf of the Company.

On November 30, 2023, the Company responded to plaintiffs’ allegations, demonstrating that their claims—brought by Mr. Zheng Dai and his affiliates—were largely based upon forged signatures and other fabricated materials. In response, the plaintiffs withdrew their opposition to the Company’s request for an injunction.

On January 5, 2024, the Chancery Court issued a preliminary injunction order (attached hereto), which specifically restrained Mr. Zheng Dai and his affiliates from the following conduct:

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

The Company remains under the control of its current board of directors, which, as of the reporting date, consists of the following personnel: Lichen Dong (Chairman of the Board), Tian Yang, Mahesh Thapaliya, and Jianbo Sun.

On April 8,2024, the Chancery Court dismissed the plaintiffs’ case with prejudice, allowing the Company to reserve its right to seek fees. The Company’s counterclaims against plaintiffs were later dismissed without prejudice upon stipulation on June 11, 2024.

On September 6, 2024, the same individuals initiated a new lawsuit against the Company in the Wyoming State District Court, with a sole cause of action seeking inspection of certain corporate records.

On October 30, 2024, the Company responded the complaint, denying plaintiffs’ allegations and arguing that plaintiffs had failed to satisfy the statutory requirements necessary for corporate records inspection.

On December 9, 2024, one of the plaintiffs, Wenwen Yu, filed a motion for preliminary injunction to enjoin future share issuances by the Company.

On December 27, 2024, the Company opposed Yu’s motion, asserting that it was entirely without merit. The motion is currently set for a hearing on April 9, 2025.

Separately, on May 15, 2024, another lawsuit was filed against the Company in the New York County Supreme Court (the “NY Court”), seeking repayment of certain loans allegedly guaranteed by the Company.

On September 9, 2024, the Company moved to dismiss the case on the grounds of forum non conveniens and lack of personal jurisdiction, given that the alleged guarantees—signed by Zheng Dai and Pijun Liu—were unauthorized and, therefore, null and void.

As of the reporting date, the Company’s motion remains pending before the NY Court.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “NXTT”.

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of December 31, 2024 was $2.44 per share. As of March 27, 2025, we had approximately 358 shareholders recorded on the book for our common stock.

Transfer Agent

The transfer agent for our common stock is Transhare Corporation. The transfer agent’s telephone number and address are(303) 662-1112 and Bayside Center 1,17755 US Highway 19 N, Suite 140, Clearwater FL 33764.

Holders

 As of the close of business on March 27, 2025, there were approximately 358 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

2023 Subscriptions

On August 31, 2023, the Company issued to certain investors (i) 105,400 shares of common stock at a per share purchase price of $5.85, and (ii) warrants to purchase up to 105,400 shares of common stock at an exercise price of $5.15 per share. The exercise period for each warrant is five (5) years from July 26, 2023. The sale of the securities described herein was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder.

On September 13, 2023, the Company issued to certain investors 1,465,200 shares of common stock at a per share purchase price of $8.19. The shares of common stock were offered and sold pursuant to exemptions from the registration requirements of Section 4(a)(2) of the Securities Act and Regulation S promulgated thereunder.

The Future Dao Transaction

On April 17, 2024, the Company issued 3,940,000 shares of common stock with a total valuation of $13,396,000 to consummate the acquisition of 2,000 ordinary shares of Future Dao Group Holding Limited. The issuance was made in reliance on an exemption from the registration requirements of Section 4(a)(2) of the Securities Act.

Settlement of Professional Fees

In May 2024, the Company issued 411,280 shares of common stock to several professionals as settlement for the outstanding professional fees in the aggregate amount of $1,974,140 owed by the Company to these professionals. The issuance was conducted pursuant to exemptions from the registration requirements of Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder.

The Amended BTC Transaction

On March 12, 2025 (the “Closing Date”), the Company issued to the BTC Sellers (as defined below) their respective portions of 135,171,078 Shares (as defined below) and Warrants (as defined below) to purchase 294,117,647 shares of common stock pursuant to the terms of the Amended BTC Contract (as defined below). This issuance was made as part of the consummation of the Amended 5,000 BTC Transaction (as defined below). The exercise period for each Warrant is five (5) years from the initial exercise of such Warrant and the exercise price of such Warrant is nil. Concurrently with the issuance of the Warrants, the BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the 294,117,647 shares of common stock thereunder. Accordingly, the Company issued to each BTC Seller the respective Warrant Shares on the Closing Date.

Pursuant to the Amended BTC Contract, the aggregate purchase price for the 5,000 Bitcoin in the Amended 5,000 BTC is $150.00 million. The Company applied a previously-made prepayment amount of $12.13 million toward the purchase price, and shares of the Company’s common stock issued in the Amended 5,000 BTC Transaction were valued at $1.02 per share.As of the transaction date, the market price is $0.34 per share and total consideration for acquisition of 5,000 Bitcoin is $158.08 million.

The offer and sale of the Shares, the Warrants and the Warrant Shares were conducted in reliance on the exemption from registration provided by Regulation D and/or Regulation S of the Securities Act. The issuance is intended to be made in a private transaction that does not involve a public offering. The Shares, the Warrants and the Warrant Shares were issued without the use of any form of general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2024.

ITEM 6. RESERVED

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

We believe that, due to its limited supply, Bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long term.

Change of Officer and Director

On January 31, 2024, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Mr. Liu Wei Hong was appointed as the chief executive officer of the Company, effective January 31, 2024.

On August 12, 2024, Mr. Lim Kian Wee tendered his resignation as a director of the Company and Chair of the Audit Committee, effective August 12, 2024. On the same day, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Mr. Tian Yang was appointed as the director of the Company and Chair of the Audit Committee, effective August 12, 2024.

On October 21, 2024, Mr. Ken Tsang tendered her resignation as a Chief Financial officer of the Company, effective October 21, 2024. On the same day, approved by the Board of Directors, the Nominating Committee and the Compensation Committee, Ms. Eve Chan was appointed as the Chief Financial Officer of the Company, effective October 21, 2024.

As of the end of 2024:

Mr. Lichen Dong is the Chairman of the Board.

The Audit Committee of the Company is composed of all four independent directors (Lichen Dong, Tian Yang, Mahesh Thapaliya and Jianbo Sun) as members, and Tian Yang is the Chair of the Audit Committee.

3. The Nominating Committee of the Company is composed of all four independent directors (Lichen Dong, Tian Yang, Mahesh Thapaliya and Jianbo Sun) as members, and Lichen Dong is the Chair of the Nominating Committee.

4. The Compensation Committee of the Company is composed of all four independent directors (Lichen Dong, Tian Yang, Mahesh Thapaliya and Jianbo Sun) as members, and Jianbo Sun is the Chair of the Compensation Committee.

Each of Lichen Dong, Tian Yang, Mahesh Thapaliya and Jianbo Sun qualifies as an independent director under rules of The Nasdaq Stock Market, and does not have a family relationship with any director or executive officer of the Company, and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal years ended December 31, 2024 and 2023.

Results of Operations for the fiscal years ended December 31, 2024 and 2023

	For the year ended December 31,
	2024	2023
		(Restated*)
Service revenue	$1,800,000	$2,500,000
Cost of revenue	(730,000)	(1,070,864)
Gross Profit	1,070,000	1,429,136
Operating expenses
General and administrative expenses	(1,086,804)	(2,666,238)
Total operating expenses	(1,086,804)	(2,666,238)
Loss from operations	(16,804)	(1,237,102)
Impairment of long-term investment	(13,396,000)	-
Other income	43,190,557	4,387,976
Income before income taxes	$29,777,753	$3,150,874
Income tax expense	(8,234,503)	(130,415)
Net income from continuing operation	21,543,250	3,020,459

*	In July 2024, we dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. We retrospectively adjusted the above comparative consolidated results of operations in prior year.

Revenue from Operations

For the fiscal year ended December 31, 2024 and 2023, total revenue was US$1.80 million and US$2.50 million, respectively. The revenue is mainly generated from the AI software development and SAAS software solutions for industrial and other businesses users.

Cost of revenue

Cost of revenue mainly consists of staff payroll, system development costs and outsourcing staff cost for system development, which is in line with the increase in revenue during the period.

General and Administrative Expenses

For the fiscal year ended December 31, 2024, general and administrative expenses was US$1.09 million, compared to US$2.67 million for the fiscal year ended December 31, 2023. The notable decrease of US$1.58 million is primarily attributed to reductions in compliance fees, annual block chain consulting fees, and other professional service fees.

Impairment of long-term investment

In April 2024, there were 3,940,000 shares issued with the total amount of US$13.40 million for the acquisition of 20% of an associate company.

We have conducted an impairment test on this long-term equity investment in accordance with ASC820 and has fully provided for impairment losses.

Other income

For the fiscal year ended December 31, 2024 and 2023, other income were US$43.19 million and US$4.39 million, respectively. The increase in other income is due to Bitcoin value appreciation of US$43.18 million and US$10.15 million for the years ended December 31, 2024 and 2023, which offset by waiver of related company loan of US$5.81 million during the year of 2023.

Income tax expense

For the fiscal year ended December 31, 2024 and 2023, the Company recorded income tax expense of US$8.23 million and US$0.13 million in 2024 and 2023, respectively.

Net income from continuing operation

As a result of the factors described above, for the fiscal year ended December 31, 2024 and 2023, there was a net income from continuing operation of US$21.54 million and US$3.02 million, respectively. The increase is mainly due to gain in fair value in digital assets and offset by increase in income tax expense and impairment loss of long-term investment.

The following chart provides a summary of our balance sheets for the fiscal years ended December 31, 2024 and 2023. It should be read in conjunction with the financial statements, and notes thereto.

	December 31, 2024	December 31, 2023
		Restated*
Cash and Cash equivalents	$668,387	$668,387
Digital Assets	78,322,430	35,137,576
Receivables	1,800,000	1,000,000
Prepayments	12,125,500	12,125,500
Total assets	$92,916,317	$48,931,463
Accounts payable	730,000	800,000
Amount due to related parties	972,000	1,692,672
Other liabilities	1,351,752	1,730,415
Deferred tax liabilities	8,234,503	-
Total liabilities	$11,288,255	$4,223,087
Total stockholders’ equity	$81,628,062	$44,708,376

*	In July 2024, we dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. We retrospectively adjusted the above comparative consolidated balance sheets in prior year.

As of December 31, 2024, we had total assets of US$92.92 million, which mainly consisted of US$0.67 million in cash, US$78.32 million in digital assets, and US$13.93 million in other receivables and prepayments; we had total liabilities of US$11.29 million which consisted of US$0.73 million in accounts payable, US$0.97 million in amount due to related parties,US$1.35 million in other liabilities and US$8.24million in deferred tax liabilities; we had total stockholders’ equity of US$81.63million.

As of December 31, 2023, we had total assets of US$48.93 million, which mainly consisted of US$0.67 million in cash, US$35.14 million in digital assets, and US$13.12 million in other receivables and prepayments; we had total liabilities of US$4.22million which consisted of US$0.80 million in accounts payable, US$1.69 million in amount due to related parties and US$1.73 million in other liabilities; we had total stockholders’ equity of US$44.71 million.

The following table sets forth a summary of the Company’s cash flows for the years indicated:

	For the year ended December 31,
	2024	2023
		Restated*
Net cash flows used in continued operating activities:	$-	$(12,703,077)
Net cash flows provided by discontinued operating activities:	-	32,909,276
Net cash flows provided by operating activities:	-	20,206,199
Net cash flow used in continued investing activities:	-	(37,115,500)
Net cash flows provided by discontinued investing activities:	-	4,500,000
Net cash flows used in investing activities:	-	(32,615,500)
Net cash provided by continued financing activities	-	13,054,762
Net cash provided by discontinued financing activities:	-	-
Net cash provided by financing activities:	-	13,054,762
Effect of exchange rate changes on cash	-	-
Change in Cash and Cash Equivalents:	-	645,461
Cash and Cash Equivalents, Beginning of Year	668,387	22,926
Cash and Cash Equivalents, End of Year	$668,387	$668,387

*	In July 2024, we dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. We retrospectively adjusted the above comparative consolidated cash flows in prior year.

Operating activities

Net cash flows used in continued operating activities was nil in 2024, primarily due to net income from continuing operation of US$21.54 million, adjusted for (i) fair value gain on digital asset of US$43.18 million, (ii) impairment of long-term investment of US$13.40 million, (iii) deferred tax expense of US$8.23 million, and (iv)an increase in assets of US$0.8 million and an decrease in liabilities of US$0.81 million.

Net cash flows used in continued operating activities was US$12.70 million in 2023, primarily due to net income from continuing operation of US$3.02 million and net loss from discontinued operation of US$12.95 million, adjusted for (i) fair value gain on digital asset of US$10.15 million, (ii)loss on amount due from a related party of US$5.81 million, (iii) an increase in assets of US$0.95 million, and (iv) an increase in liabilities of US$2.51 million.

Investing activities

Our continuing cash flow used in investing activities was nil for the fiscal year ended December 31, 2024.

Our continuing cash flow used in investing activities was US$37.12 million for the fiscal year ended December 31, 2023.It was primarily attributable to our acquisition of 833 Bitcoin amounting to US$24.99 million and prepayment for Bitcoin with the amount of US$12.13 million during the year.

Financing activities

Cash generated from financing activities was nil for the year ended December 31, 2024.

Cash generated from financing activities was US$13.05 million for the year ended December 31, 2023, which was primarily attributable to: (i) we received proceeds US$12.61 million by issuing shares, (ii) we borrowed US$0.44 million from the former executives.

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

Post-Balance Sheet Events

The Company entered into an Amended and Restated BTC Trading Contract (the “Amended BTC Contract”), dated as of September 24, 2024, with an autonomous organization (the “Association Seller”), which supports its members in the sale of Bitcoins. Under the Amended BTC Contract, the Company is entitled to purchase up to 5,167 BTC (the “Total BTC”) from certain members of the Association Seller set forth on Schedule I of the Amended BTC Contract (the “BTC Sellers”) through the Association Seller at a purchase price of US$30,000 per BTC (subject to an additional purchase price by issuance of warrants to purchase shares of Common Stock at a nominal exercise price as described below) over a 12-month period ending on September 24, 2025. At the time when the Amended BTC Contract was signed, the Company indicated its intent to exercise the option to purchase 5,000 Bitcoin out of the Total BTC pursuant to the Amended BTC Contract (the “Amended 5,000 BTC Transaction”). According to the terms of the Amended BTC Contract, the previously-made prepayment amount of $12,125,500 will be applied towards the total purchase price for the Amended 5,000 BTC Transaction and the Company will pay the remaining balance through (i) the issuance of 135,171,078 shares of Common Stock (the “Shares”) valued at $1.02 per share and (ii) the issuance of warrants to purchase 294,117,647 shares of Common Stock at a nominal exercise price (the “Warrants”, and the shares issuable under the Warrants, the “Warrant Shares”). Using the same per share valuation, the Warrants are worth approximately $300,000,000. The exercise period for each Warrant is five (5) years from the initial exercise of such Warrant.

On March 12, 2025 (the “Closing Date”), the Company consummated the Amended 5,000 BTC Transaction pursuant to which the Company acquired 5,000 Bitcoin and in exchange it issued the Shares and the Warrants. Concurrently with the issuance of the Warrants, the BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the Warrant Shares thereunder. Accordingly, the Company issued to each BTC Seller the respective Warrant Shares at the Closing Date. The total outstanding shares of the Company increased to 436,265,135 shares on the Closing Date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2024, and 2023 are set forth on pages F-1 to F-23 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) lack of US GAAP expertise in finance team; (ii) lack of US GAAP expertise in finance team; (iii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2024, we did not maintain effective internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Weihong Liu	31	Chief Executive Officer (Principal Executive Officer)
Nan Ding	45	Chief Operating Officer
Eve Chan	41	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Hongliang Liu	37	Chief Technical Officer
Lichen Dong	39	Director, Chairman of the Board, and Chair of Nominating Committee
Tian Yang	28	Director and Chair of Audit Committee
Mahesh Thapaliya	40	Director
Jianbo Sun	39	Director and Chair of Compensation Committee

Background of Directors and Executive Officers

Mr. Weihong Liu, Chief Executive Officer

Mr. Weihong Liu has more than 10 years of investment and research experience in the fields of crypto assets and blockchain technology. Mr. Liu has conducted in-depth analysis and strategic layout of potential investment opportunities in crypto assets. In addition, Mr. Liu has innovative business plans in high-tech and rapidly growing artificial intelligence generated content businesses, and he has a deep understanding of compliance requirements, market insights, and product functionality. Mr. Liu has been equipped with abundant knowledge reserves and strong executive capability in the corporate culture construction field as well as relevant experience in building diverse corporate culture dissemination system. Mr. Liu holds a bachelor’s degree in Business Management from University of The West of England.

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

Ms. Eve Chan, Chief Financial Officer

Ms. Eve Chan is a member of Certified Public Accountants Australia with more than 15 years of experiences in accounting, audit and corporate experiences with several listed and private companies operating in USA, Hong Kong and Singapore. She has experience in a wide variety of industries, including Bitcoin mining, property development, property management, investment companies, general trading and manufacturing. Ms. Chan graduated with a bachelor’s degree from University of Sydney in 2005. From August 2018 to October 2022, Ms. Chan served as Assistant Vice President at RHB Investment Bank Limited, and was principally responsible for advising on corporate restructuring for private and public companies in Hong Kong, Singapore, and Malaysia. From November 2022 to September 2024, Ms. Chan served as Financial Controller at X Capital Investment PTE. LTD., responsible for accounting and financial affairs, corporate financing and compliance.

Hongliang Liu, Chief Technical Officer

Dr. Liu, age 37, is a distinguished technical visionary with over a decade of experience in system development and software management. His expertise spans a wide array of cutting-edge fields, with a particular emphasis on SaaS (Software-as-a-Service) and next-generation MaaS (Model-as-a-Service) solutions, leveraging AI/ML models to drive enterprise digital transformation. Dr. Liu most recently served as a Technical Expert in the R&D division of Chint Group Corp. since 2022, where he spearheaded multiple high-priority initiatives and delivered groundbreaking solutions that set new industry benchmarks. Prior to this, from 2017 to 2021, he held the position as a Postdoctoral Researcher and Technical Lead at Ningshui Group, where he drove the development of advanced technologies and led his team to achieve significant breakthroughs. Dr. Liu obtained his Doctor of Philosophy degree (Ph.D.) in Electrical Engineering from the University of Technology of Compiègne, a prestigious member of the Sorbonne University Group in France, in 2017. His academic and professional achievements have earned him multiple patents, and enabled him to play a pivotal role in shaping industry standards through his contributions to standardization committees.

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

Tian Yang, Director

Mr. Tian Yang is an experienced and innovative marketing and communication professional, proficient in leveraging internet and AI technologies to create exceptional value in brand marketing, product promotion, and corporate communication. This expertise enables him to drive substantial growth and optimization for businesses in complex and dynamic market environments through his extensive leadership experience. The investment strategy plans he has led have been frequently cited as case studies by renowned business schools, benefiting the business growth and brand expansion of thousands of high-quality companies. Mr. Yang holds a bachelor’s degree in communication from Beijing Information Science and Technology University.

Mahesh Thapaliya, Director

Mr. Mahesh Thapaliya has over 12 years of international business work experience. Since 2020, he has served as the Business Director of One World Corporations. The work involves conducting business cooperation around key international projects, including infrastructure, energy, industrial investment, art and culture, trade, investment, and other industries. From 2013 to 2020, Mr. Mahesh works for Banner Electric Co. Ltd. and SINOPAK Electric Co. Ltd. He has extensive leadership experience in corporate technology brand marketing, internal control management, and corporate communication by providing services to multiple multinational corporations. Mr. Mahesh holds Master and Bachelor degree from Beihang University.

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

Board of Directors

We currently have a board of directors consisting of four members, all of whom are “independent” as defined in Nasdaq Rule 5605. We expect that all current directors will continue to serve after this offering. The directors will be re-elected at our annual general meeting of shareholders.

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

Audit Committee

Our Audit Committee consists of Tian Yang (Chair), Lichen Dong, Jianbo Sun, and Mahesh Thapaliya. Each member of the Audit Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

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

Compensation Committee

Our Compensation Committee consists of Jianbo Sun, (Chair), Lichen Dong, Tian Yang and Mahesh Thapaliya. Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. Our Compensation Committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee will be responsible for, among other things:

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

Nominating Committee

Our Nominating Committee consists of Lichen Dong (Chair), Jianbo Sun, Tian Yang and Mahesh Thapaliya. Each member of the Nominating Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. The nominating committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating Committee will be responsible for, among other things:

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics applicable to our directors, officers and employees. A copy of such code of conduct and ethics is available on our website at: http://www.nxtttech.com/h-col-120.html.

Insider Trading Policy

We have adopted an insider trading policy for directors, officers and employees of the Company that govern the purchase, sale and/or other dispositions of the Company’s securities and other securities by our directors, executive officers, employees and any member of his or her immediate family living in his or her household. A copy of such policy is filed hereto as Exhibit 19.1 and is incorporated herein by this reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2024 and 2023, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$2,000 (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weihong Liu	2024	22,000	-	-	-	-	-	22,000	(1)
CEO	2023	-	-	-	-	-	-	-
Hechun Wei(2)	2024	-	-	-	-	-	-
Former CEO	2023	24,000	-	-	-	-	-	24,000
Eve Chan	2024	4,000	-	-	-	-	-	4,000	(3)
CFO and Secretary	2023	-	-	-	-	-	-
Ken Tsang	2024	18,000	-	-	-	-	-	18,000	(4)
Former CFO and Secretary	2023	2,000	-	-	-	-	-	2,000
Annie Huang(5)	2024	-	-	-	-	-	-	-
Former CFO and Secretary	2023	24,000	-	-	-	-	-	24,000
Nan Ding	2024	24,000	-	-	-	-	-	24,000
COO	2023	-	-	-	-	-	-	-

(1)	Such amounts were accrued based on his appointment date in 2024. Mr. Weihong Liu was appointed as the CEO of the Company on January 31, 2024.
(2)	Mr. Hechun Wei was appointed as the CEO of the Company on December 21, 2022, and resigned from his position on December 28, 2023.
(3)	Such amounts were accrued based on her appointment date in 2024. Ms. Eve Chan was appointed as the CFO of the Company on October 21, 2024.
(4)	Such amounts were accrued based on his appointment date in 2024. Ms. Mr. Ken Tsang was appointed as the CFO of the Company on December 13, 2023, and resigned from his position on October 21, 2024.
(5)	Ms. Annie Huang was appointed as the CFO of the Company on November 29, 2022, and resigned from her position on December 13, 2023.

Employment Agreements

Our employment agreements with our officers generally provide employment for a specific term and set annual salaries, health insurance, pension insurance, paid vacation, and family leave time. The agreement may be terminated by either party as permitted by law.

We have entered into an employment agreement with each of Lichen Dong, our Chairman, Tian Yang, Director, Mahesh Thapaliya, Director and Jianbo Sun, Director.

Director Compensation

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2024.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)
Lichen Dong	60,000	-	-	-	-	-	60,000
Tian Yang	10,000	-	-	-	-	-	10,000	(1)
Mahesh Thapaliya	24,000	-	-	-	-	-	24,000
Jianbo Sun	24,000	-	-	-	-	-	24,000

(1)	Such amounts were accrued based on his appointment date in 2024. Mr. Tian Yang was appointed as a director of the Company on August 9, 2024.

The initial term on employment agreements shall automatically be extended on a yearly basis unless either party gives written notice to the other party 60 days prior to the expiration of the initial term stating that such party does not wish to extend the agreement.

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

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares of common stock beneficially owned by a person listed below and the percentage ownership of such person, common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this prospectus are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of our Company at No. Room 519, 05/f Block T3, Qianhai Premier Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China. As of the date hereof, we have approximately 345 shareholders record on the book.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock(1)	Percentage Ownership of Common Stock(2)
Directors and Named Executive Officers:
Weihong Liu	-	-
Eve Chan	-	-
Nan Ding	-	-
Lichen Dong	-	-
Tian Yang	-	-
Mahesh Thapaliya	-	-
Jianbo Sun	-	-
All executive officers and directors as a group (7 persons)	-	-

5% or Greater Shareholders
GLORIOUS SKYLINE LIMITED	1,250,950	17.93%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Calculation based on 6,976,410 shares of common stock issued and outstanding as of December 31, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our auditor for the fiscal year ended December 31, 2024, is JWF Assurance PAC.

The Audit Committee has ratified JWF Assurance PAC, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2024.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Total Fees
2023	$170,000	$57,500	$227,500
2024	$249,500	$22,000	$271,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

●	Consolidated Balance Sheets at December 31, 2024 and 2023

●	Consolidated Statements of Operations and Comprehensive loss for the year ended December 31, 2024 and 2023

●	Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2024 and 2023

●	Consolidated Statements of Cash Flows for the year ended December 31, 2024 and 2023

●	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

3.2	Second Amended Bylaws (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2023)

10.1	Employment Agreement by and between the Company and Weihong Liu (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2024)

10.2	Employment Agreement by and between the Company and Eve Chan (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2024)

10.3	Employment Agreement by and between the Company and Nan Ding (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

10.4	Employment Agreement by and between the Company and Hongliang Liu (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2025)

10.5*	Employment Agreement by and between the Company and Lichen Dong

10.6*	Employment Agreement by and between the Company and Tian Yang

10.7*	Employment Agreement by and between the Company and Mahesh Thapaliya

10.8*	Employment Agreement by and between the Company and Jianbo Sun

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Company’s Compensation Recovery Policy

101	Financial statements of Next Technology Group Inc for the year ended December 31, 2024 and 2023 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC

Dated: March 27, 2025	By:	/s/ Liu Wei Hong
Liu Wei Hong Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2025	By:	/s/ Eve Chan
Eve Chan
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Next Technology Holding Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

JWF Assurance PAC

Singapore

March 27, 2025

PCAOB ID Number 7095

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)

	As of December 31,
	2024	2023
		Restated(a)
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	78,322,430	35,137,576
Accounts receivable, net	1,800,000	1,000,000
Prepayments	12,125,500	12,125,500
Total current assets	92,916,317	48,931,463
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$92,916,317	$48,931,463

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$730,000	$800,000
Amount due to related parties	972,000	1,692,672
Income tax payable	130,415	130,415
Other payable	1,221,337	1,600,000
Total current liabilities	3,053,752	4,223,087
Non-current liabilities:
Deferred tax liabilities	8,234,503	-
Total non-current liabilities	8,234,503	-
Total liabilities	$11,288,255	$4,223,087

Stockholders’ Equity:
Common stock: no par value; 6,976,410 and 2,625,130 issued and outstanding on December 31, 2024 and 2023, respectively*	71,718,790	56,348,650
Retained earnings/(accumulated deficit)	9,909,272	(11,640,274)
Total Stockholders’ Equity	$81,628,062	$44,708,376

Total Liabilities and Stockholders’ Equity	$92,916,317	$48,931,463

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated balance sheets in prior year. (Note 17)
*	Share and per share amounts have been retroactively adjusted to reflect the reverse stock split effective from June 9, 2023 and issuance of new shares in September 2023.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(All amounts in US$, except share data)

	For the year ended December 31,
	2024	2023
		Restated(a)
Revenue:
Service revenue (including related party amounting of nil and nil for the fiscal year ended December 31, 2024 and 2023)	$1,800,000	$2,500,000
Cost of revenue (including related party amounting of nil and nil for the fiscal year ended December 31, 2024 and 2023)	(730,000)	(1,070,864)
Gross Profit	1,070,000	1,429,136

Operating expenses
General and administrative expenses	(1,086,804)	(2,666,238)
Total operating expenses	(1,086,804)	(2,666,238)
Loss from operations	(16,804)	(1,237,102)
Impairment of long-term investment	(13,396,000)	-
Other income, net	43,190,557	4,387,976
Income before income taxes	$29,777,753	$3,150,874
Income tax expense	(8,234,503)	(130,415)
Net income from continuing operation	21,543,250	3,020,459
Net income/(loss) from discontinued operation	6,296	(12,945,875)
Total comprehensive income/(loss)	$21,549,546	$(9,925,416)

Net income per share, basic and diluted from continuing operation	3.7	2.0
Net income/(loss) per share, basic and diluted from discontinued operation	-	(8.4)

Weighted average number of shares outstanding*; Basic and diluted	5,775,647	1,541,650

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated statements of operations and comprehensive income (loss) in prior year. (Note 17)
*	Share and per share amounts have been retroactively adjusted to reflect the reverse stock split effective from June 9, 2023 and issuance of new shares in September 2023.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2024 and 2023

(All amounts in US$, except share data)

	Common Share		(Accumulated Deficits)/ Retained	Accumulated Other Comprehensive	Total Shareholder
	Shares*	Amount	Earnings	Income	Equity
Balance as of December 31, 2022	1,054,530	$43,732,196	$(1,714,858)	$(310,576)	$41,706,762
Stock issued during the year	1,570,600	12,616,454	-	-	12,616,454
Foreign currency translation adjustment (restated(a))	-	-	-	310,576	310,576
Net income for the year (restated(a))	-	-	3,020,459	-	3,020,459
Loss from discontinued operation (restated(a))	-	-	(12,945,875)	-	(12,945,875)
Balance as of December 31, 2023 (restated(a))	2,625,130	$56,348,650	$(11,640,274)	$-	$44,708,376
Issuance of ordinary shares to advisors and former executives	411,280	1,974,140			1,974,140
Issuance of ordinary shares for the acquisition of an associate company	3,940,000	13,396,000			13,396,000
Net income for the year	-	-	21,543,250	-	21,543,250
Gain from discontinued operation	-	-	6,296	-	6,296
Balance as of December 31, 2024	6,976,410	$71,718,790	$9,909,272	$-	$81,628,062

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity in prior year. (Note 17)
*	Share and per share amounts have been retroactively adjusted to reflect the reverse stock split effective from June 9, 2023 and issuance of new shares in September 2023.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in US$, except share data)

	For the year ended December 31,
	2024	2023
		Restated(a)
Cash Flows from Operating Activities:
Net income from continuing operation	$21,543,250	$3,020,459
Net income/ (loss) from discontinued operation	6,296	(12,945,875)
Fair value gain on digital asset	(43,184,854)	(10,147,576)
Impairment of long-term investment	13,396,000	-
Deferred tax expenses	8,234,503	-
Loss on amount due from a related party	-	5,805,500
Changes in Operating Assets and Liabilities:
Accounts receivable	(800,000)	(1,000,000)
Prepaid expenses	-	50,000
Accounts payable	(70,000)	800,000
Tax payable	-	130,415
Director fee payable	168,000	34,000
Other payable	706,805	1,550,000
Net cash flows used in continued operating activities:	-	(12,703,077)
Net cash flows provided by discontinued operating activities:	-	32,909,276
Net cash flows provided by operating activities:	-	20,206,199
Cash flow from Investing activities:
Prepayment for digital assets	-	(12,125,500)
Acquisition for digital assets	-	(24,990,000)
Net cash flow used in continued investing activities:	-	(37,115,500)
Net cash flows provided by discontinued investing activities:	-	4,500,000
Net cash flows used in investing activities:	-	(32,615,500)
Cash flow from financing activities:
Proceeds from issuance of common stock	-	12,616,454
Loans from former executives	-	438,308
Net cash provided by continued financing activities	-	13,054,762
Net cash provided by discontinued financing activities:	-	-
Net cash provided by continued financing activities:	-	13,054,762

Change in Cash and Cash Equivalents:	-	645,461
Cash and Cash Equivalents, Beginning of Year	668,387	22,926
Cash and Cash Equivalents, End of Year	$668,387	$668,387
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Repayment of other payable through issuance of common stock	$1,380,000	$-
Repayment of former executives through issuance of common stock	$594,140	$-
Received of operating assets and repayment of liabilities through former executives	$477,817	$438,308

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of cash flows in prior year. (Note 17)

The accompanying notes are an integral part of these financial statements.

Next Technology Holding Inc

(Formerly known as WeTrade Group Inc)

Notes to Consolidated Financial Statements

NOTE 1 – NATURE OF BUSINESS

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc”) (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. As of December 31, 2024, the Company pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold Bitcoin.

Software development

The Company provides AI-enabled software development services to our customers, which includes developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Bitcoin Acquisition Strategy

The Company’s Bitcoin acquisition strategy generally involves acquiring Bitcoin with our liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin.

The Company views our Bitcoin holdings as held for trading and expect to continue to accumulate Bitcoin, when its price is low and expect to sell when its price is high. The Company has not established any specific targets for the amount of Bitcoin it aims to hold or sell. The Company will continue to monitor market conditions in determining whether to engage in additional financing to purchase additional Bitcoin if the Company expect its price will be continue to rise.

This overall strategy also contemplates that the Company may (i) periodically sell Bitcoin for general corporate purposes, including to generate cash for treasury management or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our Bitcoin holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using our Bitcoin holdings.

The Company believe that, due to its limited supply, Bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long-term.

The following table provides a reconciliation of our Bitcoin holdings, along with additional details regarding the Company’s Bitcoin purchases and the fair value changes in digital asset during the year:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of Bitcoin held
Balance on December 31, 2022	-	-	-	-
Digital asset purchase	$24,990,000	-	$35,137,576	833
Fair value gain on digital asset	-	$10,147,576	-	-
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital asset	-	$43,184,854	$43,184,854	-
Balance on December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Consolidation

The Company’s consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

(c) Use of Estimates and Assumptions

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

(d) Fair Value Measurements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Functional Currency and Foreign Currency Translation

The accompanying consolidated financial statements are presented in US$. The functional currency of the Company and the Company’s subsidiaries is the United States dollar (“US$”).

Transactions denominated in other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in other than the functional currency are re-measured at the balance sheet date exchange rate. The resulting exchange differences are recorded in the consolidated statements of comprehensive loss as foreign exchange related gain / loss.

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Hong Kong are not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance.

(g) Goodwill and Other - Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets these criteria. The amendments require crypto assets to meet the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company has early applied ASU 2023-08 and measured crypto assets (presented as digital assets) at fair value with changes recognized as “other income” in net income this period.

The following table summarizes the Company’s digital assets holdings as of:

	December 31, 2024	December 31, 2023
Approximate number of bitcoins held	833	833
Digital assets carrying value	$78,322,430	$35,137,576
Gain on digital assets during the year	$43,184,854	$10,147,576

As of December 31,2024, the Company had approximately 833 bitcoins which had a carrying value of approximately $78.32 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(h) Accounts receivable, net

Accounts receivable represents those receivables derived in the ordinary course of business, net of an allowance for any potentially uncollectible amounts. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions that may vary by geography, customer-type, or industry sub-vertical, and other factors that may affect its ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of comprehensive loss.

Although the Company has historically not experienced significant credit losses, they may experience increasing credit loss risks from accounts receivable in future periods if its customers are adversely affected by economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors, and actual experience in the future may differ from their past experiences or current assessment.

As of December 31, 2024 and 2023, accounts receivable from customers amounted to $1,800,000 and $1,000,000 respectively, there is no allowance provided as the receivables has been received as of audit report date.

(i) Investment in associate company

Investment in associate companies, where the company has significant influence but do not control the investee, is accounted for using the equity method. In accordance with ASC Topic 323 (“ASC 323”), “Investments—Equity Method and Joint Ventures,” the Company applies the equity method of accounting to its investment in entities over which it can exercise significant influence but does not hold a majority equity interest or control.

Under this method, the initial investment is recorded at cost, and the carrying amount is subsequently adjusted to recognize the Company’s share of the investee’s net income or loss. Additionally, any dividends received from the associate reduce the carrying amount of the investment. the Company evaluates these investments for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment losses deemed other-than-temporary are recognized in the consolidated financial statements.

Management regularly evaluates the impairment of these investments based on performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. An impairment loss is recognized in earnings equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.

The Company evaluates the equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when determining whether an investment has been other than temporarily impaired, includes, but not limited to, the length of the time and the extent to which the market value has been less than cost, the financial performance and near term prospect of the investee, and the Company’s intent and ability to retain the investment until the recovery of its cost. An impairment loss on the equity method investments is recognized in earnings when the decline in value is determined to be other-than-temporary.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Revenue Recognition

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

Software development revenue recognition

Revenue recognition for software development are recognized based on the completion method. The Company recognize revenue of software development when software development services are completed and rendered to our customers in an amount that reflect in the contract the Company expect to be entitled to for the software development services.

(k) Software Development Costs

The Company apply ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing our software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on our software development process, technological feasibility is established upon the completion of a working model. In addition, the Company apply this to our review of development projects related to software used exclusively for our SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized.

(l) General and administrative expenses

General and administrative expenses also consist of (i) salary and welfare for general and administrative personnel, (ii) office expense, (iii) professional service fees and others.

(m)Income Tax

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company has a subsidiary in Hong Kong and BVI. The Company is subject to tax in Hong Kong and BVI jurisdictions. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Hong Kong.

(n) Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 6,976,410 and 2,625,130 shares issued and outstanding as of December 31, 2024 and 2023.

(o) Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or significant influence, such as a family member or relative, shareholder, or a related corporation.

(p) Dividends

Dividends are recognized when declared. No dividends were declared for the years ended December 31, 2024 and 2023, respectively. The Company does not have any present plan to pay any dividends on ordinary shares in the foreseeable future. The Company currently intends to retain the available funds and any future earnings to operate and expand its business.

(q) Leases

In accordance with ASC Topic 842, Leases (“ASC 842”), the Company, using the modified retrospective transition approach through a cumulative-effect adjustment in the period of adoption rather than retrospectively adjusting prior periods and the package of practical expedients, categorizes leases with contractual terms longer than twelve months as either operating or finance lease. However, the Company has no finance leases for any of the periods presented.

Right-of-use (“ROU”) assets represent the Company’s rights to use underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term, reduced by lease incentives received, plus any initial direct costs, using the discount rate for the lease at the commencement date. As the implicit rate in lease is not readily determinable for the Company’s operating leases, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. the Company accounts for lease and non-lease components separately.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(r) Earning / (loss) Per Share

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

(s) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations and shareholder lawsuits. An accrual for a loss contingency is recognized when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, is disclosed.

(t) Recently Issued and Adopted Financial Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 14 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2024 and 2023, the Company held cash in bank amounting to $668,387 which consists of the following:

	December 31, 2024	December 31, 2023
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 4 – DIGITAL ASSETS

As of December 31, 2024 and 2023, digital assets holdings are as follows:

	December 31, 2024	December 31, 2023
Opening balance	$35,137,576	$-
Purchase of BTC	-	24,990,000
Fair value gain on digital assets	43,184,854	10,147,576
Ending balance	$78,322,430	$35,137,576

During the year ended December 31, 2023, the Company acquired 833 Bitcoin (BTC) at a total cost of $24,990,000. For the year ended December 31, 2023 and 2024, the Company recognized unrealized gain of $10,147,576 and $43,184,854, respectively, which are recorded under "Other Income" in the consolidated financial statements.

As of December 31, 2024, the Company recognized unrealized gain of $53,332,430 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held in end of each reporting period and the lowest bid quoted (unadjusted) prices in end of each reporting period.

Digital assets are available for sales and there is no term of maturity, it will be held for trading and can be sold at any time. The Company expects to continue to accumulate Bitcoin, when its price is low and expect to sell when its price is high.

BTC Trading Contract

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

Under the BTC Contract, the Company has the right to purchase up to 6,000 BTC from the members of the Association Seller (each, a “BTC Seller”) through the Association Seller at a locked price of $30,000/BTC over a 12-month period commencing on September 25, 2023, with payment to be made in the form of cash or the Company’s shares. Although the BTC Contract states that the Association Seller (Party B) “owns the virtual currency”, to our knowledge, this statement was mistakenly made. As of the date of the BTC Contract, it were the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the BTC Contract. The Company believe the Association Seller will coordinate with its members to fulfill the Company’s purchase of BTC, however, the Company cannot guarantee that the Company will be able to purchase BTC from the BTC Sellers. The BTC Contract was entered into solely between the Company and the Association Seller and no BTC Sellers owe any legal obligation to the Company in connection with the purchase and sale of BTC.

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

NOTE 4 – DIGITAL ASSETS (CONTINUED)

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

Completion of the Acquisition

At the time when the Amended BTC Contract was signed, the Company indicated its intent to exercise the option to purchase 5,000 Bitcoin out of the Total BTC pursuant to the Amended BTC Contract (the “Amended 5,000 BTC Transaction”). According to the terms of the Amended BTC Contract, the previously-made prepayment amount of $12,125,500 was applied towards the total purchase price for the Amended 5,000 BTC Transaction and the Company paid the remaining balance through (i) the issuance of 135,171,078 shares of Common Stock (the “Shares”) valued at $1.02 per share and (ii) the issuance of warrants to purchase 294,117,647 shares of Common Stock at a nominal exercise price of nil (the “Warrants”, and the shares issuable under the Warrants, the “Warrant Shares”). Using the same per share valuation, the Warrants were worth approximately $300,000,000. The exercise period for each Warrant is five (5) years from the initial exercise of such Warrant.

On March 12, 2025, the Company consummated the Amended 5,000 BTC Transaction pursuant to which the Company acquired 5,000 Bitcoin and in exchange it issued the Shares and the Warrants. Concurrently with the issuance of the Warrants, the Schedule I BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the Warrant Shares thereunder. Accordingly, the Company issued to each Schedule I BTC Seller the respective Warrant Shares at the Closing Date. The total outstanding shares of the Company increased to 436,265,135 shares on the same date.

As of the transaction date, the market price is $0.34 per share and total consideration for acquisition of 5,000 Bitcoin is $158.08 million.

As of the completion date of this acquisition, the market price of Bitcoin had increased to $83,085 per BTC. Consequently, the total value of the Company′s Bitcoin holdings reached to $415.43 million. The acquisition represents a significant step in the Company’s digital asset strategy.

NOTE 5 – PREPAYMENTS

As of December 31, 2024 and 2023, prepayments consist of the following:

	December 31, 2024	December 31, 2023
Prepayment for digital assets	$12,125,500	$12,125,500

As of December 31, 2024, a prepayment of approximately $12,125,500, representing 40% of the total purchase price for 1000 BTC, has been made. For details, please refer to “NOTE 4 – DIGITAL ASSETS–BTC Trading Contract”.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

As of December 31, 2024 and 2023, accounts receivable are related to the services fee receivable from customers as follows:

	December 31, 2024	December 31, 2023
		Restated
Accounts Receivable	$1,800,000	$1,000,000
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$1,800,000	$1,000,000

The Company does not require collateral for accounts receivable. The Company maintains an allowance for its doubtful accounts receivable due to estimated credit losses. The Company records the allowance against expected credit loss expense through the consolidated statements of operations, included in general and administrative expenses, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

NOTE 7 – INVESTMENT

As of December 31, 2024, investment consist of the following:

	December 31, 2024	December 31, 2023
Investment in an associate company	$13,396,000	$-
Impairment of the investment	(13,396,000)	-
	$-	$-

In April 2024, there are 3,940,000 shares issued with the total amount of $13,396,000 for the acquisition of 20% of associate company. The officers, directors and selling shareholders of associate company are not related party and independent with each other, which are not acting in concert with others.

Investment in associate company that the Company has significant influence but do not have control over the investee are accounted for under the equity method. The Company periodically review the investment for impairment. The initial measurement and periodic subsequent adjustments of the investment are calculated by applying the ownership percentage to the net assets or equity of the partially owed entity under ASC 323.

The Company has conducted an impairment test on this long-term equity investment in accordance with ASC323 and has fully provided for impairment losses.

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

	December 31, 2024	December 31, 2023
		Restated
Director fee payable	$972,000	$804,000
Amount due to former executives	-	606,137
Related parties payable	-	282,535
Total	$972,000	$1,692,672

As of December 31, 2024 and 2023, the director fee payable of $972,000 and $804,000 represented the accrual of director fees from the appointment date to December 31, 2024.

As of December 31, 2024 and 2023, the amount due to former executives of nil and $606,137 represented advances and professional expenses paid on behalf by former executives, which consist of audit fees, lawyers’ fee and other professional expenses.

As of December 31, 2024 and 2023, the amount due to related parties is nil and $282,535, respectively.

The amount due to related parties are interest-free and have no fixed terms of repayment.

On April 10, 2024, the Company settled $594,140 of other payables owed to former executives by issuing 123,780 shares. An additional $11,997 was waived as part of the settlement.

NOTE 9 – OTHER PAYABLES

As of December 31, 2024 and 2023, other payable consist of unpaid professional fee as follow:

	December 31, 2024	December 31, 2023
Professional fees and operating expenses(1)	$460,985	$1,600,000
Short term loans (2)	760,352	-
Total	$1,221,337	$1,600,000

(1):	The professional fees balance of $460,985 and $1,600,000 as of December 31, 2024 and 2023 included outstanding legal fees in relation to shareholders’ litigation, BTC consultant fee, audit fee, listing compliance fee owing to professional parties and operating expenses.
(2):	The Company borrowed funds from former executives and a third party to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties. Repayment is anticipated to occur once the bank accounts are restored to normal operating status.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 6,976,410 shares with no par value as of December 31, 2024.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

On April 9, 2024, an addition of 411,280 shares were converted to equity from loan and outstanding professional fee with the amount of $1,974,140 at the conversion price of $4.80 per share based on average price of last 10 trading days. These loans are related to the long outstanding salaries, professional fee, litigation lawyer fees and BTC consultant fee paid by former executives on behalf of the Company. The amount due to related parties is interest free, unsecured and has no fixed repayment period. Prior to the loan conversion to equity, the amount of $1,974,140 is recorded as current liabilities. Subsequent to loan to equity conversion, the amount of $1,974,140 was converted to 411,280 shares and recorded in stockholders’ equity as follows:

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

As of December 31, 2024, the Company’s common stock issued has been increased to 6,976,410 shares.

In March 2025, there are 135,171,078 shares and 294,117,647 warrants issued with the total amount of $158.08 million for acquisition of 5,000 Bitcoin.

Concurrently with the issuance of the Warrants, the Schedule I BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the Warrant Shares thereunder. Accordingly, the Company issued to each Schedule I BTC Seller the respective Warrant Shares at the Closing Date.

On March 12, 2025, the total outstanding shares of the Company increased to 436,265,135 shares.

NOTE 11. REVENUE

The Company is in the business of providing AI-enabled software development services for industrial and other customers.

As of December 31, 2024 and 2023, the Company generated revenue from software development services amounting to $1,800,000 and $2,500,000 as follow:

	For the year ended December 31,
	2024	2023
		Restated
AI Software development and industrial SAAS business	$1,800,000	$2,500,000

NOTE 12 – INCOME TAXES

The Company is subject to U.S. Federal tax laws at a tax rate of 21%.

There is one subsidiary incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%.

The Company owns a subsidiary incorporated in the British Virgin Islands (BVI). Under the current tax laws of BVI, the subsidiary is not subject to income.

The following table reconciles the statutory rate to the Company’s effective tax rate:

	For the year ended December 31,
	2024	2023
US Statutory income tax rates	21.0%	21.0%
Changes in valuation allowance	6.7%	(16.9)%
	27.7%	4.1%

Composition of income tax expense

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive loss are as follows:

	For the year ended December 31,
	2024	2023
Current income tax expense	$-	$130,415
Deferred income tax expense	8,234,503	-
Total	$8,234,503	$130,415

Note 13 – BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the years ended December 31, 2024 and 2023 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the year ended December 31,
	2024	2023
		Restated
Statement of Operations Summary Information:
Net income from continued operation	$21,543,250	$3,020,459
Weighted-average common shares outstanding - basic and diluted	5,775,647	1,541,650
Net income per share, basic and diluted from continued operation	$3.7	$2.0
Net income/(loss) from discontinued operation	$6,296	$(12,945,875)
Weighted-average common shares outstanding - basic and diluted	5,775,647	1,541,650
Net income/(loss) per share, basic and diluted from discontinued operation	$-	$(8.4)

As of December 31, 2024 and 2023, there were no potentially dilutive shares.

NOTE 14- SEGMENT INFORMATION

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow net income and the allocation of budget between cost of revenues and general and administrative expenses.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital or other commitments or guarantees or contingencies as of December 31, 2024 and 2023.

NOTE 16– SUBSEQUENT EVENTS

On March 12, 2025, the Company issued to the Schedule I BTC Sellers their respective portions of 135,171,078 Shares and Warrants to purchase 294,117,647 shares of common stock pursuant to the terms of the Amended BTC Contract. This issuance was made as part of the consummation of the Amended 5,000 BTC Transaction. The exercise period for each Warrant is five (5) years from the initial exercise of such Warrant and the exercise price of such Warrant is nil. Concurrently with the issuance of the Warrants, the Schedule I BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the 294,117,647 shares of common stock thereunder. Accordingly, the Company issued to each Schedule I BTC Seller the respective Warrant Shares on the same date.

Pursuant to the Amended BTC Contract, the aggregate purchase price for the 5,000 Bitcoin in the Amended 5,000 BTC is $150.00 million. The Company applied a previously-made prepayment amount of $12,125,500 toward the purchase price, and shares of the Company’s common stock issued in the Amended 5,000 BTC Transaction were valued at $1.02 per share. As of the transaction date, the market price is $0.34 per share and total consideration for acquisition of 5,000 Bitcoin is $158.08 million.

As of the completion date of this acquisition, the market price of Bitcoin had increased to $83,085 per BTC. Consequently, the total value of the Company′s Bitcoin holdings reached to $415.43 million. The acquisition represents a significant step in the Company’s digital asset strategy.

NOTE 17 – DISCONTINUED OPERATIONS

On September 29, 2023, the Company’s Board of Directors passed a resolution to dispose “WeTrade Information System Limited” and its wholly owned subsidiaries for total consideration of $4,500,000. The consideration for disposal of subsidiaries is based on its net asset value (“NAV”) and due to deterioration of SAAS business and high turnover rate of accounts receivable in PRC operation.

Loss from discontinued operations for the year ended December 31, 2023 were as follows:

For the year ended
December 31, 2023
Service revenue	$593,808
Cost of revenue	(989,206)
Gross loss	(395,398)
Operating expenses:
General and Administrative	(11,992,740)
Operations Loss	(12,388,138)
Other expenses	(92,458)
Loss from discontinued operations before income tax	(12,480,596)
Income tax expense	(31,733)
Loss from discontinued operation after tax	(12,512,329)
Loss from discontinued operation	$(12,512,329)

The following tables provides information for loss on disposal of discontinued operation for the year ended December 31, 2023. These amounts reflect the closing balance sheet of the discontinued operation upon the closing of the sale in September 2023.

September 29, 2023
Total consideration, net of transaction costs	$4,500,000
Total net assets value of discontinued business	(4,933,548)
Disposal of discontinued operation	$(433,548)

On June 21, 2024, the Company’s board of directors passed a resolution to approve the termination of all operations in the PRC. In July 2024, the Company proceeded to dissolve its subsidiary “WeTrade Technology (Shanghai) Co., Ltd.”, in the PRC. Net income from discontinued operations for the year ended December 31, 2024 is nil.

The transaction qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated financial statements in prior year.

The following tables provides information for loss on disposal of discontinued operation for the year ended December 31, 2024. These amounts reflect the closing balance sheet of the discontinued operation upon the closing of the sale in July 2024.

July 18, 2024
Total consideration, net of transaction costs	$-
Total net assets value of discontinued business	(6,296)
Disposal of discontinued operation	$6,296