Form 10-Q
period 2025-03-31
Next Technology Holding Inc.
filed 2025-05-09
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

44-7421472276

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

As of May 9, 2025, there were 436,265,135 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	As of March 31, 2025	As of December 31, 2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	481,717,253	78,322,430
Accounts receivable, net	1,440,000	1,800,000
Prepayments	-	12,125,500
Total current assets	483,825,640	92,916,317
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$483,825,640	$92,916,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$730,000	$730,000
Amount due to related parties	221,000	972,000
Income tax payable	130,415	130,415
Other payable	2,062,195	1,221,337
Total current liabilities	3,143,610	3,053,752
Non-current liabilities:
Deferred tax liabilities	59,655,376	8,234,503
Total non-current liabilities	59,655,376	8,234,503
Total liabilities	$62,798,986	$11,288,255

Stockholders’ Equity:
Common stock: no par value; 436,265,135 and 6,976,410 issued and outstanding on March 31, 2025 and December 31, 2024, respectively	217,676,957	71,718,790
Retained earnings	203,349,697	9,909,272
Total Stockholders’ Equity	$421,026,654	$81,628,062

Total Liabilities and Stockholders’ Equity	$483,825,640	$92,916,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	For the Three Months End March 31,
	2025	2024
		Restated(a)
Revenue:
Service revenue	$—	$—
Total service revenue	—	—
Cost of revenue	—	—
Gross Profit	—	—

Operating expenses:
General and administrative expense	(449,858)	(330,145)
Total operating expenses	(449,858)	(330,145)
Loss from operations	(449,858)	(330,145)

Other income	245,311,156	24,019,399
Income before income taxes	244,861,298	23,689,254

Income tax expenses	(51,420,873)	(4,142,759)
Net income from continuing operation	$193,440,425	$19,546,495
Net income from discontinued operation	-	-
Total comprehensive income	$193,440,425	$19,546,495

Net comprehensive income per share, basic and diluted from continuing operation	$1.98	$7.45
Net comprehensive income per share, basic and diluted from discontinued operation	-	-

Weighted-average shares outstanding, basic and diluted	97,604,030	2,625,130

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated statements of operations and comprehensive income for the three months ended March 31, 2024. (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

Three months ended March 31, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	6,976,410	$—	$71,718,790	$9,909,272	$81,628,062
Stock issued during the period	429,288,725	—	145,958,167	—	145,958,167
Net income for the period	—	—	—	$193,440,425	$193,440,425
Balance as of March 31, 2025	436,265,135	$—	$217,676,957	$203,349,697	$421,026,654

Three months ended March 31, 2024

	Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2023(a)	2,625,130	$—	$56,348,650	$(11,640,274)	$44,708,376
Net income for the period(a)	—	—	—	$19,546,495	$19,546,495
Balance as of March 31, 2024(a)	2,625,130	$—	$56,348,650	$7,906,221	$64,254,871

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity for the three months end March 31, 2024. (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	For the Three Months ended March 31,
	2025	2024
		Restated(a)
Cash Flows from Operating Activities:
Net income from continuing operation	$193,440,425	$19,546,495
Net income from discontinued operation	-	-
Fair value gain on digital asset	(245,311,156)	(24,019,399)
Deferred tax expenses	51,420,873	4,142,759
Changes in Operating Assets and Liabilities:
Accounts receivable	360,000	-
Director fee payable	(751,000)	40,000
Other payable	840,858	290,145
Net cash flows used in continued operating activities:	-	-
Net cash flows provided by discontinued operating activities:	-	-
Net cash flows provided by operating activities:	-	-
Cash flow from Investing activities:
Net cash flow used in continued investing activities:	-	-
Net cash flows provided by discontinued investing activities:	-	-
Net cash flows used in investing activities:	-	-
Cash flow from financing activities:
Net cash provided by continued financing activities	-	-
Net cash provided by discontinued financing activities:	-	-
Net cash provided by continued financing activities:	-	-

Change in Cash and Cash Equivalents:	-	-
Cash and Cash Equivalents, Beginning of Year	668,387	668,387
Cash and Cash Equivalents, End of Year	$668,387	$668,387
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Received of operating assets and repayment of liabilities through former executives and other third parties	$874,269	$643

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of cash flows for the three months end March 31, 2024. (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holding Inc. was incorporated in the State of Wyoming on March 28, 2019. The Company currently pursues two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

Software development

The Company provides AI-enabled software development services to its customers, which include developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Bitcoin Acquisition Strategy

The Company’s bitcoin acquisition strategy generally involves acquiring bitcoin with its liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

The Company views its bitcoin holdings as long-term holdings and expects to continue to accumulate bitcoin. The Company has not set any specific target for the amount of bitcoin it seeks to hold, and the Company will continue to monitor market conditions in determining whether to engage in additional financings to purchase additional bitcoin.

This overall strategy also contemplates that the Company may (i) periodically sell bitcoin for general corporate purposes, including to generate cash for treasury management or in connection with strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by its bitcoin holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using its bitcoin holdings.

The Company believes that, due to its limited supply, bitcoin offers the opportunity for appreciation in value if its adoption increases and has the potential to serve as a hedge against inflation in the long-term.

The following table presents a roll-forward of the Company’s bitcoin holdings, including additional information related to its bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of Bitcoin held
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital asset	-	$43,184,854	$43,184,854	-
Balance on December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital asset purchase	158,083,667		158,083,667	5,000
Fair value gain on digital asset		$245,311,156	245,311,156	-
Balance on March 31, 2025	$183,073,667	$298,643,586	$481,717,253	5,833

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Preparation of Financial Statements

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

The condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

The statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K as filed with the SEC for the fiscal year ended December 31, 2024.

(b) Consolidation

The Company’s consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

(c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include the allowance for expected credit loss, valuation of deferred tax assets, and certain accrued liabilities such as contingent liabilities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Digital assets are classified as Level 1.

The Company classifies its digital assets within Level 1 of the fair value hierarchy. The Company has the ability to access these markets and execute transactions at the quoted prices on the measurement date without adjustment.

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

Transactions denominated in a currency other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in a currency other than the functional currency are re-measured at the balance sheet date exchange rate. The resulting exchange differences are recorded in the consolidated statements of comprehensive loss as foreign exchange related gain/loss.

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash that is held in bank accounts in Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance.

(g) Goodwill and Other - Crypto Assets

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which provides guidance on the measurement, recognition, and disclosure of certain crypto assets. Bitcoin held by the Company meets the defined criteria under this standard. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted.

The Company has elected early adoption of ASU 2023-08 in 2024 fiscal year. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of December 31, 2023. The Company’s crypto assets (classified as digital assets on the balance sheet) are measured at fair value, with unrealized gains and losses recognized as “other income” in net income during the period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the Company’s digital asset holdings as of:

	March 31, 2025	December 31, 2024
Approximate number of bitcoins held	5,833	833
Digital assets carrying value	$481,717,253	$78,322,430
Gain on digital assets during the period/ year	$245,311,156	$43,184,854

As of March 31, 2025, the Company held approximately 5,833 of bitcoins, which had a carrying value of approximately $481.7 million.

(h) Accounts receivable, net

Accounts receivable represents those receivables derived in the ordinary course of business, net of an allowance for any potentially uncollectible amounts. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions that may vary by geography, customer-type, or industry sub-vertical, and other factors that may affect its ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on the Company’s consolidated statements of comprehensive income.

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

(i) Investment in associate company

Investment in associate companies, where the company has significant influence but does not control the investee, is accounted for using the equity method. In accordance with ASC Topic 323 (“ASC 323”), “Investments—Equity Method and Joint Ventures,” the Company applies the equity method of accounting to its investment in entities over which it can exercise significant influence but does not hold a majority equity interest or control.

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

Management regularly evaluates the impairment of these investments based on the performance and financial position of the investee as well as other evidence of market value. Such evaluation includes, but is not limited to, reviewing the investee’s cash position, recent financing, projected and historical financial performance, cash flow forecasts and financing needs. An impairment loss is recognized in earnings equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(j) Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying its performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

Software development revenue recognition

Revenue recognition for software development is recognized based on the completion method. The Company recognizes revenue of software development when software development services are completed and rendered to its customers in an amount that reflects in the contract the Company expects to be entitled to for the software development services.

(k) Software Development Costs

The Company applies ASC 985-20, Software—Costs of Software to Be Sold, Leased, or Marketed, in analyzing its software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on the Company’s software development process, technological feasibility is established upon the completion of a working model. In addition, the Company applies this to its review of development projects related to software used exclusively for its SaaS subscription offerings. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized.

(l) General and administrative expenses

General and administrative expenses also consist of (i) salary and welfare for general and administrative personnel, (ii) office expense, (iii) professional service fees and others.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(m) Income Tax

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

(n) Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 436,265,135 and 6,976,410 shares issued and outstanding as of March 31, 2025 and December 31, 2024.

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

(p) Dividends

Dividends are recognized when declared. No dividends were declared for the three months ended March 31, 2025 and 2024, respectively. The Company does not have any present plan to pay any dividends on ordinary shares in the foreseeable future. The Company currently intends to retain the available funds and any future earnings to operate and expand its business.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Right-of-use (“ROU”) assets represent the Company’s rights to use underlying assets for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term, reduced by lease incentives received, plus any initial direct costs, using the discount rate for the lease on the commencement date. As the implicit rate in lease is not readily determinable for the Company’s operating leases, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments on the commencement date. the Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. the Company accounts for lease and non-lease components separately.

(r) Earning Per Share

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures. The amendments require the disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disaggregated information about the amount of income taxes paid (net of refunds received), Income (or loss) from continuing operations before income tax expense (or benefit) and Income tax expense (or benefit) from continuing operations. The new guidance is required to be applied either prospectively or retrospectively. This guidance is effective for the Group’s fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 during the period ended March 31, 2025. See Note 12 income taxes in the accompanying notes to the condensed consolidated financial statements for further detail.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2025, the Company held cash in bank amounting to $668,387, which consists of the following:

	March 31, 2025	December 31, 2024
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 4 – DIGITAL ASSETS

As of March 31, 2025, digital assets holdings are as follows:

	March 31, 2025	December 31, 2024
Opening balance	$78,322,430	$35,137,576
Purchase of BTC	158,083,667	-
Fair value gain on digital assets	245,311,156	43,184,854
Ending balance	$481,717,253	$78,322,430

During the year ended December 31, 2023, the Company acquired 833 Bitcoin (BTC) at a total cost of $24,990,000. In March 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667. For the three months ended March 31, 2025 and for the year ended December 31, 2024, the Company recognized gain of$245,311,156 and $43,184,854, respectively, which are recorded under “Other Income” in the consolidated financial statements.

As of March 31, 2025, the Company recognized unrealized gain of $298,643,586 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held at the end of each reporting period and the lowest bid quoted (unadjusted) prices at the end of each reporting period.

Digital assets are available for sales and there is no term of maturity, it will be held for trading and can be sold at any time. The Company expects to continue to accumulate Bitcoin, when its price is low and expects to sell when its price is high.

BTC Trading Contract

On September 25, 2023, the Company entered into a BTC Trading Contract (the “BTC Contract”) with an autonomous organization (the “Association Seller”), which supports its members in the sale of BTC. To the Company’s knowledge, while the Association Seller provides services to facilitate the sale of BTC by its members, it does not exert control over them by ownership or contract, nor does it make decisions for its members relating to the sale of BTC. None of the members of the Association Seller hold equity, serve as director or officer, or otherwise have voting power or management rights of the Association Seller.

Under the BTC Contract, the Company has the right to purchase up to 6,000 BTC from the members of the Association Seller (each, a “BTC Seller”) through the Association Seller at a locked price of $30,000/BTC over a 12-month period commencing on September 25, 2023, with payment to be made in the form of cash or the Company’s shares. Although the BTC Contract states that the Association Seller “owns the virtual currency”, to the Company’s knowledge, this statement was mistakenly made. As of the date of the BTC Contract, it were the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the BTC Contract. The Company believes the Association Seller will coordinate with its members to fulfill the Company’s purchase of BTC, however, the Company cannot guarantee that the Company will be able to purchase BTC from the BTC Sellers. The BTC Contract was entered into solely between the Company and the Association Seller and no BTC Sellers owe any legal obligation to the Company in connection with the purchase and sale of BTC.

NOTE 4 – DIGITAL ASSETS (CONTINUED)

Following the execution of the BTC Contract, the Company purchased 833 BTC from the BTC Sellers and decided to purchase an additional 1,000 BTC (the “1,000 BTC Purchase”). During 2023, the Company made a prepayment to the BTC Sellers through the Association Seller of approximately $12,125,500 (the “Prepayment Amount”), representing 40% of the total purchase price for 1000 BTC. The prepayment was made to secure favorable pricing and demonstrate the Company’s commitment to completing the 1,000 BTC Purchase. This prepayment is refundable if the 1,000 BTC Purchase is not completed. While negotiating the terms of the 1,000 BTC Purchase with the BTC Sellers, the Company decided to exercise its right under the BTC Contract to purchase 5,000 BTC (the “5,000 BTC Purchase”), which includes the previously planned 1,000 BTC. To reflect the then price increase in BTC and finalize the transaction details of the 5,000 BTC Purchase, the Company and the Association Seller entered into that certain Amendment Agreement (the “Amendment Agreement”) on May 2, 2024.

According to the Amendment Agreement, the Company agreed to pay the aggregate price for the 5,000 BTC through the issuance of 40,000,000 shares of the Company’s common stock (the “Common Stock”) valued at $3.75 per share, which was the closing market price of the Common Stock as of May 1, 2024 (the “Then FMV”) and warrants to purchase 80,000,000 shares of the Common Stock with the exercise price of $2.6 per share (equal to 70% of the Then FMV). On June 26, 2024, the Company decided to cease pursuing the 5,000 BTC Purchase due to the market fluctuations in BTC and further discussions with the BTC Sellers.

Amended and Restated BTC Trading Contract

On September 24, 2024, the Company and the Association Seller entered into an Amended and Restated BTC Trading Contract (the “Amended BTC Contract”), which amended and restated the BTC Contract. Under the Amended BTC Contract, the Company is entitled to purchase up to 5,167 BTC (the “Total BTC”) from the BTC sellers set forth on Schedule I to the Amended BTC Contract (the “Schedule I BTC Sellers”) through the Association Seller at a purchase price of US$30,000 per BTC (subject to an additional purchase price by issuance of warrants to purchase shares of Common Stock at a nominal exercise price as described below) over a 12-month period commencing on the date of the Amended BTC Contract. The purchase price for the Total BTC will be paid by the Company in cash or shares of Common Stock. Although the Amended BTC Contract states that the Association Seller “owns the virtual currency”, to the Company’s knowledge, this statement was mistakenly made. As of the date of the Amended BTC Contract, it were the Schedule I BTC Sellers who are the individual members of the Association Seller, not the Association Seller itself, who own the BTC to be sold under the Amended BTC Contract.

To the Company’s knowledge, the Association Seller entered into a cooperation agreement with each Schedule I BTC Sellers (the “Cooperation Agreement”) on the same day when the Amended BTC Contract was entered. Under the Cooperation Agreement, each Schedule I BTC Seller agrees to transfer a specified number of BTC (as set forth in the Cooperation Agreement) to a BTC wallet address designated by the Association Seller for the transactions contemplated under the Amended BTC Contract.

Completion of the Acquisition

At the time when the Amended BTC Contract was signed, the Company indicated its intent to exercise the option to purchase 5,000 Bitcoin out of the Total BTC pursuant to the Amended BTC Contract (the “Amended 5,000 BTC Transaction”). According to the terms of the Amended BTC Contract, the previously-made prepayment amount of $12,125,500 was applied towards the total purchase price for the Amended 5,000 BTC Transaction and the Company paid the remaining balance through (i) the issuance of 135,171,078 shares of Common Stock and (ii) the issuance of warrants to purchase 294,117,647 shares of Common Stock at a nominal exercise price of nil (the “Warrants”, and the shares issuable under the Warrants, the “Warrant Shares”). The exercise period for each Warrant is five (5) years from the initial exercise of such Warrant.

NOTE 4 – DIGITAL ASSETS (CONTINUED)

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

NOTE 5 – PREPAYMENTS

As of March 31, 2025, prepayments consist of the following:

	March 31, 2025	December 31, 2024
Prepayment for digital assets	$-	$12,125,500

As of March 31, 2025, there were no prepayments for digital assets. As of December 31, 2024, the Company had made prepayments of approximately $12.1 million, representing 40% of the total purchase consideration for 1,000 BTC. For further details, refer to “NOTE 4 – DIGITAL ASSETS–BTC Trading Contract”.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

As of March 31, 2025, accounts receivable are related to the services fee receivable from customers as follows:

	March 31, 2025	December 31, 2024
Accounts Receivable	$1,440,000	$1,800,000
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$1,440,000	$1,800,000

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

NOTE 7 – INVESTMENT

As of March 31, 2025, investment consist of the following:

	March 31, 2025	December 31, 2024
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$-	$-

In April 2024, 3,940,000 shares were issued with the total amount of $13,396,000 for the acquisition of 20% of an associate company. The officers, directors and selling shareholders of the associate company are not related party and are independent of each other, and are not acting in concert with others.

NOTE 7 – INVESTMENT (CONTINUED)

Investment in an associate company that the Company has significant influence but does not have control over the investee are accounted for under the equity method. The Company periodically reviews the investment for impairment. The initial measurement and periodic subsequent adjustments of the investment are calculated by applying the ownership percentage to the net assets or equity of the partially owed entity under ASC323. The Company has conducted an impairment test on this long-term equity investment in accordance with ASC323 and has fully provided for impairment losses.

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

	March 31, 2025	December 31, 2024
Director fee payable	$221,000	$972,000

The director fee payable of $221,000 and $972,000 represented the accrual of director fees from the appointment date to March 31, 2025 and December 31, 2024, respectively.

The amount due to related parties is interest-free and has no fixed terms of repayment.

NOTE 9 – OTHER PAYABLES

As of March 31, 2025, other payable consist of unpaid professional fee as follows:

	March 31, 2025	December 31, 2024
Professional fees and operating expenses(1)	$427,574	$460,985
Short term loans (2)	1,634,621	760,352
Total	$2,062,195	$1,221,337

(1):	As of March 31, 2025, the professional fees balance of $427,574 comprised outstanding legal fees in relation to shareholders’ litigation, audit fee, listing compliance fee owing to professional parties and other operating expenses.

(2):	The Company borrowed funds from former executives and third parties to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties. Repayment is anticipated to occur once the bank accounts are restored to normal operating status.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 6,976,410 shares with no par value as of December 31, 2024.

On March 29, 2019, the Company issued 100,000,000 shares with no par value to thirty-three founders. On September 3, 2019, the Company issued a total of 74,000 shares at $3 each to 5 non-US shareholders. The total outstanding shares increased to 100,074,000 shares as of December 31, 2019.

In February 2020, 1,666,666 shares were issued at $3 per share to 2 new shareholders. On July 10, 2020, the Company issued another 26,000 shares at $3 per share to 2 new shareholders and the total outstanding shares increased to 101,766,666 shares.

NOTE 10 – SHAREHOLDERS’ EQUITY(CONTINUED)

On September 15, 2020, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 3 for 1 forward stock split. The total issued and outstanding shares of the Company’s common stock increased from 101,766,666 to 305,299,998 shares, with the par value unchanged at zero.

On September 21, 2020, 151,500 shares were issued at $5 per share to 303 new shareholders, the Company’s common stock issued has been increased to 305,451,498 shares as of December 31, 2020.

On April 13, 2022, the Company and 15 shareholders entered into that certain Share Exchange Agreement (the “Share Exchange Agreement”), pursuant to which the Company and the 15 Shareholders have cancelled 120,418,995 shares of Common Stock (“Cancellation Shares”). Upon completion of the transaction, the outstanding shares of the Company’s Common Stock decreased from 305,451,498 shares to 185,032,503 shares as of June 30, 2022.

On July 21, 2022, the Company completed the uplisting of its common stock to the Nasdaq Capital Market, and the closing of its public offering of 10,000,000 shares of common stock with the gross proceeds of $40,000,000 and net proceeds of $37,057,176 after deducting the total offering cost of $2,942,824. The shares were priced at $4.00 per share, and the offering was conducted on a firm commitment basis. The shares continue to trade under the stock symbol “WETG.” The Company’s total issued and outstanding common stock has increased to 195,032,503 shares after the offering.

On July 22, 2022, the Company issued 25,000 shares of common stock to certain service providers for services in connection with the public offering, the fair value of the shares was $477,500. The Company’s total issued and outstanding common stock increased to 195,057,503 shares in 2022.

On June 9, 2023, the Wyoming Secretary of State approved the Company’s certificate of amendment to amend its Articles of Incorporation to effect 1 for 185 reverse stock split (“Reverse Stock Split”). The total issued and outstanding shares of the Company’s common stock decreased from 195,057,503 to 1,054,530 shares, with the par value unchanged at zero.

In September 2023, 1,570,600 shares were issued for a total amount of $12,616,454, and the Company’s common stock issued increased to 2,625,130 shares as of December 31, 2023.

In April 2024, 3,940,000 shares were issued for a total amount of $13,396,000 for the acquisition of 20% of an associate company.

On April 9, 2024, an addition of 411,280 shares were converted to equity from loan and outstanding professional fee with the amount of $1,974,140 at the conversion price of $4.80 per share based on average price of last 10 trading days. These loans are related to the long outstanding salaries, professional fee, litigation lawyer fees and BTC consultant fee paid by former executives on behalf of the Company. The amount due to related parties is interest free, unsecured and has no fixed repayment period. Prior to the loan conversion to equity, the amount of $1,974,140 is recorded as current liabilities. Subsequent to the loan to equity conversion, the amount of $1,974,140 was converted to 411,280 shares and recorded in stockholders’ equity as follows:

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

NOTE 10 – SHAREHOLDERS’ EQUITY(CONTINUED)

In March 2025, 135,171,078 shares and 294,117,647 warrants were issued for a total amount of $158.08 million for the acquisition of 5,000 Bitcoin.

Concurrently with the issuance of the Warrants, the Schedule I BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the Warrant Shares thereunder. Accordingly, the Company issued to each Schedule I BTC Seller the respective Warrant Shares at the Closing Date.

As of March 31, 2025, the total outstanding shares of the Company increased to 436,265,135 shares.

NOTE 11 – REVENUE

The Company's primary revenue is derived from providing AI-enabled software development services for industrial and other customers.

For the three months ended March 31, 2025 and 2024, there was no revenue generated from SAAS business.

NOTE 12 – INCOME TAXES

The Company is subject to U.S. Federal tax laws at a tax rate of 21%.

There is one subsidiary incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%. The Company owns a subsidiary incorporated in the British Virgin Islands (BVI). Under the current tax laws of BVI, the subsidiary is not subject to income.

The income (loss) before income tax expense for domestic and foreign components’ are as follows:

	For the Three Months Ended March 31,
	2025	2024
US	$244,861,298	$23,739,399
Hongkong and BVI	-	(50,145)
Total	$244,861,298	$23,689,254

For the three months ended March 31, 2025 and 2024, the Company paid nil and nil for income expense (net of refunds received), respectively.

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive income are as follows:

	For the Three Months Ended March 31,
	2025	2024
Current income tax expense	$-	$-
Deferred income tax expense	51,420,873	4,142,759
Total	$51,420,873	$4,142,759

Note 13 – BASIC AND DILUTED NET INCOME PER SHARE

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three months ended March 31, 2025 and 2024 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Three Months Ended March 31,
	2025	2024
Statement of Operations Summary Information:
Net income	$193,440,425	$19,546,495
Weighted-average common shares outstanding - basic and diluted	97,604,030	2,625,130
Earnings per share, basic and diluted	$1.98	$7.45

As of March 31, 2025 and December 31, 2024, there were no potentially dilutive shares.

NOTE 14- SEGMENT INFORMATION

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its co-chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow net income and the allocation of budget between cost of revenues and general and administrative expenses.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital or other commitments or guarantees or contingencies as of March 31, 2025 and December 31, 2024.

NOTE 16 – SUBSEQUENT EVENTS

The Board of Directors has set April 24, 2025 as the record date for the Annual Meeting of Shareholders to be held on June 20, 2025, where shareholders will vote on seven proposals, including the ratification of a director, election of directors, auditor ratification, advisory vote on executive compensation, advisory vote on the frequency of future advisory votes on executive compensation, equity incentive plan, and potential one or multiple reverse stock splits (ranging from 1-for-10 to 1-for-250). The Board recommends voting “FOR” all proposals except Proposal 5 (Say-on-Pay Frequency Proposal), for which it recommends a “THREE YEARS” interval. In addition, shareholders may be asked to consider and vote upon other business as may properly come before the meeting or any adjournment or postponement thereof.

NOTE 17 – DISCONTINUED OPERATIONS

On June 21, 2024, the Company’s board of directors passed a resolution to approve the termination of all operations in the PRC. In July 2024, the Company proceeded to dissolve its subsidiary “WeTrade Technology (Shanghai) Co., Ltd.”, in the PRC. Net income from discontinued operations for the three months ended March 31, 2024 is nil.

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

Results of Operations

Results of Operations for the Three-months Period Ended March 31, 2025 and 2024

The following tables provide a comparison of a summary of our results of operations for the three-month period ended March 31, 2025 and 2024.

	For the period ended March 31, 2025	For the period ended March 31, 2024

Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Other income	245,311,156	24,019,399
General and administrative expenses	(449,858)	(330,145)
Income before income tax	244,861,298	23,689,254
Income tax expense	(51,420,873)	(4,142,759)
Net income	$193,440,425	$19,546,495

Revenue from Operations

For the three-month period ended March 31, 2025 and 2024, total revenue were $nil respectively.

General and Administrative Expenses

For the three-month period ended March 31, 2025 and 2024, general and administrative expenses were $449,858 and $330,145, respectively. The increase was primarily driven by higher litigation-related legal fees.

Other Income

For the three-month period ended March 31, 2025 and 2024, other income were $245,311,156 and $24,019,399, respectively, which was mainly due to gain from digital assets during the period.

Net Income

As a result of the factors described above, there was a net income of $193,440,425 and net loss of $19,546,495 for the period ended March 31, 2025 and 2024, respectively. The increase in Net Income is mainly due to gain from digital assets during the period.

Liquidity and Capital Resources

As of March 31, 2025, we had cash on hand of $668,387. There is no change in cash held during the period.

Operating activities

For the three-month period ended March 31, 2025 and 2024, the operating cash flow is nil and nil. We borrowed funds from former executives and third parties to cover daily operational expenses. Repayment is anticipated to occur once the bank accounts are restored to normal operating status.

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

With respect to the period ended March 31, 2025 under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended March 31, 2025 the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of March 31, 2025 we did not maintain effective internal control over financial reporting.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No.5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

On September 28, 2023, a derivative lawsuit was filed by certain purported shareholders affiliated with the Unauthorized Persons in the United States District Court for the District of Wyoming (the “WY District Court”) against certain officers and directors of the Company, seeking control of the Company. This case was dismissed without prejudice on October 18, 2023.

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

On April 8, 2024, the Chancery Court dismissed the plaintiffs’ case with prejudice, allowing the Company to reserve its right to seek fees. The Company’s counterclaims against plaintiffs were later dismissed without prejudice upon stipulation on June 11, 2024.

On September 6, 2024, the same individuals initiated a new lawsuit against the Company in the WY District Court, with a sole cause of action seeking inspection of certain corporate records.

On October 30, 2024, the Company responded the complaint, denying plaintiffs’ allegations and arguing that plaintiffs had failed to satisfy the statutory requirements necessary for corporate records inspection.

On December 9, 2024, one of the plaintiffs, Wenwen Yu, filed a motion for preliminary injunction to enjoin future share issuances by the Company (the “Motion”).

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

On April 9, 2025, the WY District Court conducted a hearing and, finding no good cause to grant the Motion, denied the Motion.

As of the reporting date, the Company’s motion remains pending before the NY Court.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended March 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended March 31, 2025, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Dated May 9, 2025	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer