Form 10-Q
period 2025-06-30
Next Technology Holding Inc.
filed 2025-08-08
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

NEXT TECHNOLOGY HOLDING INC.
(Exact name of small business issuer as specified in its charter)

Wyoming	84-4948289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

Room 519, 05/F Block T3

Qianhai Premier Finance Centre Unit 2

Guiwan Area, Nanshan District, Shenzhen, China

(Address of Principal Executive Offices)

44-7421477289

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 8, 2025, there were 456,265,135 shares of common stock outstanding.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements		ii

PART I – Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and Audited Condensed Consolidated Balance Sheets as of December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and June 30, 2024	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2025 and June 30, 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2025 and June 30, 2024	4
	Notes to Unaudited Consolidated Financial Statements as of June 30, 2025	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Controls and Procedures	22

PART II – Other Information		23

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other information	24
Item 6.	Exhibits	24

Signatures		25

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	As of June 30, 2025	As of December 31, 2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$668,387	$668,387
Digital assets	632,067,553	78,322,430
Accounts receivable, net	540,000	1,800,000
Prepayments	-	12,125,500
Total current assets	633,275,940	92,916,317
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$633,275,940	$92,916,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$-	$730,000
Amount due to related parties	278,666	972,000
Income tax payable	130,415	130,415
Other payable	2,090,491	1,221,337
Total current liabilities	2,499,572	3,053,752
Non-current liabilities:
Deferred tax liabilities	91,175,187	8,234,503
Total non-current liabilities	91,175,187	8,234,503
Total liabilities	$93,674,759	$11,288,255

Stockholders’ Equity:
Common stock: no par value; 436,265,135 and 6,976,410 issued and outstanding on June 30, 2025 and December 31, 2024, respectively	217,676,957	71,718,790
Retained earnings	321,924,224	9,909,272
Total Stockholders’ Equity	$539,601,181	$81,628,062

Total Liabilities and Stockholders’ Equity	$633,275,940	$92,916,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
		Restated(a)		Restated(a)
Revenue:
Service revenue	$—	$—	$—	$—
Total service revenue	—	—	—	—
Cost of revenue	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses:
General and administrative expense	(255,962)	(344,999)	(705,820)	(675,144)
Total operating expenses	(255,962)	(344,999)	(705,820)	(675,144)
Loss from operations	(255,962)	(344,999)	(705,820)	(675,144)

Other income (loss)	150,350,300	(8,423,621)	395,661,456	15,595,778
Income (loss) before income taxes	150,094,338	(8,768,620)	394,955,636	14,920,634
Income tax (expenses) benefits	(31,519,811)	1,841,411	(82,940,684)	(2,301,348)
Net income (loss) from continuing operation	$118,574,527	$(6,927,209)	$312,014,952	$12,619,286
Net income from discontinued operation	—	—	—	—
Total comprehensive income (loss)	118,574,527	(6,927,209)	312,014,952	12,619,286

Net comprehensive income (loss) per share, basic and diluted from continuing operation	$0.27	$(0.99)	$1.16	$2.74
Net comprehensive income per share, basic and diluted from discontinued operation	-	—	—	—

Weighted-average shares outstanding, basic and diluted	436,265,135	6,976,410	267,870,110	4,609,505

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024. (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

For the Three Months ended June 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of March 31, 2025	436,265,135	$—	$217,676,957	$203,349,697	$421,026,654
Net income for the period	—	—	—	118,574,527	118,574,527
Balance as of June 30, 2025	436,265,135	$—	$217,676,957	$321,924,224	$539,601,181

For the Three Months ended June 30, 2024

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of March 31, 2024	2,625,130	$—	$56,348,650	$7,906,221	$64,254,871
Stock issued during the period	4,351,280	—	15,370,140	—	15,370,140
Net loss for the period(a)	—	—	—	(6,927,209)	(6,927,209)
Balance as of June 30, 2024	6,976,410	$—	$71,718,790	$979,012	$72,697,802

For the Six Months ended June 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	6,976,410	$—	$71,718,790	$9,909,272	$81,628,062
Stock issued during the period	429,288,725	—	145,958,167	—	145,958,167
Net income for the period	—	—	—	312,014,952	312,014,952
Balance as of June 30, 2025	436,265,135	$—	$217,676,957	$321,924,224	$539,601,181

For the Six Months ended June 30, 2024

	Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2023	2,625,130	$—	$56,348,650	$(11,640,274)	$44,708,376
Stock issued during the period	4,351,280	—	15,370,140	—	15,370,140
Net income for the period(a)	—	—	—	12,619,286	12,619,286
Balance as of June 30, 2024	6,976,410	$—	$71,718,790	$979,012	$72,697,802

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity for the three and six months end June 30, 2024. (Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	For the Six Months ended June 30,
	2025	2024
		Restated(a)
Cash Flows from Operating Activities:
Net income from continuing operation	$312,014,952	$12,619,286
Net income from discontinued operation	-	-
Fair value gain on digital asset	(395,661,456)	(15,595,778)
Deferred tax expenses	82,940,684	2,301,348
Changes in Operating Assets and Liabilities:
Accounts receivable	1,260,000	-
Accounts payable	(730,000)	-
Director fee payable	(693,334)	82,000
Accrued expenses and other payable	869,154	593,144
Net cash flows used in continued operating activities:	-	-
Net cash flows provided by discontinued operating activities:	-	-
Net cash flows provided by operating activities:	-	-
Cash flow from Investing activities:
Net cash flows provided by continued investing activities:	-	-
Net cash flows provided by discontinued investing activities:	-	-
Net cash flows provided by investing activities:	-	-
Cash flow from financing activities:
Net cash flows provided by continued financing activities	-	-
Net cash flows provided by discontinued financing activities:	-	-
Net cash flows provided by financing activities:	-	-

Change in Cash and Cash Equivalents:	-	-
Cash and Cash Equivalents, Beginning of Year	668,387	668,387
Cash and Cash Equivalents, End of Year	$668,387	$668,387
Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Issuance of common stock to acquire digital assets	$145,958,167	$-
Advance payment for acquisition of digital assets	$12,125,500	$-
Received of operating assets and repayment of liabilities through former executives and other third parties	$940,260	$643
Repayment of other payable through issuance of common stock	$-	$1,380,000
Repayment of former executives through issuance of common stock	$-	$594,140

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of cash flows for the six months end June 30, 2024. (Note 17)

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

The Company views its Bitcoin holdings as held for trading and expects to continue to accumulate Bitcoin, when its price is low and expects to sell when its price is high. The Company has not established any specific targets for the amount of Bitcoin it aims to hold or sell. The Company will continue to monitor market conditions in determining whether to engage in additional financing to purchase additional Bitcoin if the Company expects its price will continue to rise.

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

The following table presents a roll-forward of the Company’s bitcoin holdings, including additional information related to its bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of Bitcoin held
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital asset	-	$43,184,854	$43,184,854	-
Balance on December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital asset purchase	158,083,667	-	158,083,667	5,000
Fair value gain on digital asset	-	395,661,456	395,661,456	-
Balance on June 30, 2025	$183,073,667	$448,993,886	$632,067,553	5,833

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

The condensed consolidated financial statements of the Company as of June 30, 2025 and for the six months ended June 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the three and six months ended June 30, 2025 and 2024. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

(c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include the allowance for credit loss, valuation of deferred tax assets, and certain accrued liabilities such as contingent liabilities.

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

Transactions denominated in a currency other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in a currency other than the functional currency are re-measured at the balance sheet date exchange rate. The resulting exchange differences are recorded in the consolidated statements of comprehensive income (loss) as foreign exchange related gain/loss.

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. All of the Company’s cash of $668,387 that is held in bank accounts in Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or Hong Kong Deposit Protection Scheme.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table summarizes the Company’s digital asset holdings as of:

	June 30, 2025	December 31, 2024
Approximate number of bitcoins held	5,833	833
Digital assets carrying value	$632,067,553	$78,322,430
Gain on digital assets during the period/ year	$395,661,456	$43,184,854

As of June 30, 2025, the Company held approximately 5,833 of bitcoins, which had a carrying value of approximately $632.1 million.

(h) Accounts receivable, net

Accounts receivable represents those receivables derived in the ordinary course of business, net of an allowance for any potentially uncollectible amounts. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions that may vary by geography, customer-type, or industry sub-vertical, and other factors that may affect its ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on the Company’s consolidated statements of comprehensive income (loss).

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

The Company has a subsidiary in Hong Kong and BVI. The Hong Kong subsidiary is subject to tax in Hong Kong, and the BVI subsidiary is generally not subject to income tax under BVI laws. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Hong Kong.

(n) Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 436,265,135 and 6,976,410 shares issued and outstanding as of June 30, 2025 and December 31, 2024.

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

(p) Dividends

Dividends are recognized when declared. No dividends were declared for the three and six months ended June 30, 2025 and 2024, respectively. The Company does not have any present plan to pay any dividends on ordinary shares in the foreseeable future. The Company currently intends to retain the available funds and any future earnings to operate and expand its business.

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

(r) Earning(loss) Per Share

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

(t) Recently Issued and Adopted Financial Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures. The amendments require the disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disaggregated information about the amount of income taxes paid (net of refunds received), Income (or loss) from continuing operations before income tax expense (or benefit) and Income tax expense (or benefit) from continuing operations. The new guidance is required to be applied either prospectively or retrospectively. This guidance is effective for the Group’s fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2024. See Note 12 income taxes in the accompanying notes to the condensed consolidated financial statements for further detail.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2025, the Company held cash in bank amounting to $668,387, which consists of the following:

	June 30, 2025	December 31, 2024
Bank Deposits- Outside USA	$668,387	$668,387

NOTE 4 – DIGITAL ASSETS

As of June 30, 2025, digital assets holdings are as follows:

	June 30, 2025	December 31, 2024
Opening balance	$78,322,430	$35,137,576
Purchase of BTC	158,083,667	-
Fair value gain on digital assets	395,661,456	43,184,854
Ending balance	$632,067,553	$78,322,430

During the year ended December 31, 2023, the Company acquired 833 Bitcoin (BTC) at a total cost of $24,990,000. In March 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667. For the six months ended June 30, 2025 and for the year ended December 31, 2024, the Company recognized gain of $395,661,456 and $43,184,854, respectively, which are recorded under “Other Income” in the consolidated financial statements.

As of June 30, 2025, the Company recognized unrealized gain of $448,993,886 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held at the end of each reporting period and the lowest bid quoted (unadjusted) prices at the end of each reporting period.

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

NOTE 4 – DIGITAL ASSETS (CONTINUED)

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

As of the Closing Date, the market price was $0.34 per share and total consideration for acquisition of 5,000 Bitcoin was $158.08 million.

NOTE 5 – PREPAYMENTS

As of June 30, 2025, prepayments consist of the following:

	June 30, 2025	December 31, 2024
Prepayment for digital assets	$-	$12,125,500

As of June 30, 2025, there were no prepayments for digital assets. As of December 31, 2024, the Company had made prepayments of approximately $12.1 million, representing 40% of the total purchase consideration for 1,000 BTC. For further details, refer to “NOTE 4 – DIGITAL ASSETS–BTC Trading Contract”.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

As of June 30, 2025, accounts receivable are related to the services fee receivable from customers as follows:

	June 30, 2025	December 31, 2024
Accounts Receivable	$540,000	$1,800,000
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$540,000	$1,800,000

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

NOTE 7 – INVESTMENT

As of June 30, 2025, investment consist of the following:

	June 30, 2025	December 31, 2024
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$-	$-

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

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

	June 30, 2025	December 31, 2024
Director fee payable	$278,666	$972,000

The director fee payable of $278,666 and $972,000 represented the accrual of director fees from the appointment date to June 30, 2025 and December 31, 2024, respectively.

The amount due to related parties is interest-free and has no fixed terms of repayment.

NOTE 9 – OTHER PAYABLES

As of June 30, 2025, other payable consist of unpaid professional fee as follows:

	June 30, 2025	December 31, 2024
Professional fees and operating expenses(1)	$389,879	$460,985
Short term loans (2)	1,700,612	760,352
Total	$2,090,491	$1,221,337

(1):	As of June 30, 2025, the professional fees balance of $389,879 comprised outstanding legal fees in relation to shareholders’ litigation, audit fee, listing compliance fee owing to professional parties and other operating expenses.

(2):	The Company borrowed funds from former executives and third parties to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties. Repayment is anticipated to occur once the bank accounts are restored to normal operating status.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 6,976,410 and 436,265,135 shares with no par value as of December 31, 2024 and June 30, 2025, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

On April 9, 2024, the Company converted $1,974,140 of outstanding liabilities into 411,280 shares of common stock at $4.80 per share (based on the 10-day average trading price). These liabilities represented: (1) Advance from shareholders to pay outstanding legal fee, salaries, Edgar filing fee, audit fee, which accumulated from January 2023 to March 2024 of $594,140; (2) accounting and compliance fee, which accumulated from January 2023 to March 2024 of $420,000; (3) legal advisory fee in relation to BTC transaction which accumulated from January 2023 to March 2024 of $480,000; (4) BTC Consultant fee, which accumulated from January 2023 to March 2024 of $480,000. Prior to conversion, these interest-free, unsecured obligations with no fixed repayment terms were recorded as current liabilities. The conversion resulted in the decrease of $1,974,140 of liabilities (including $594,140 due to related parties and $1,380,000 of other payable) and the related increase of stockholders’ equity by the same amount.

In March 2025, 135,171,078 shares and warrants to purchase 294,117,647 shares of Common Stock at a nominal exercise price (the “Warrants”, and the shares issuable under the Warrants, the “Warrant Shares”) were issued for the acquisition of 5,000 Bitcoin. The market price was $0.34 per share and total consideration for acquisition of 5,000 Bitcoin was $158.08 million. On the same date as the issuance of the Warrants, the Warrants were exercised, and the Company issued all of the Warrant Shares. The total outstanding shares of the Company increased to 436,265,135 shares.

NOTE 11 – REVENUE

The Company’s primary revenue is derived from providing AI-enabled software development services for industrial and other customers.

For the three and six months ended June 30, 2025 and 2024, there was no revenue generated from SAAS business.

NOTE 12 – INCOME TAXES

The Company is subject to U.S. Federal tax laws at a tax rate of 21%.

There is one subsidiary incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. The Company owns a subsidiary incorporated in the British Virgin Islands (BVI). Under the current tax laws of BVI, the subsidiary’s income tax rate is nil.

NOTE 12 – INCOME TAXES (CONTINUED)

The following table reconciles the statutory rate to the Company’s effective tax rate:

	For the six months ended June 30,
	2025	2024
US Statutory income tax rates	21.0%	21.0%
Changes in valuation allowance	-	(5.6)%
	21.0%	15.4%

The income (loss) before income tax expense for domestic and foreign components’ are as follows:

	For the Six Months Ended June 30,
	2025	2024
US	$394,955,636	$14,970,778
Hongkong and BVI	-	(50,144)
Total	$394,955,636	$14,920,634

For the three months ended June 30, 2025 and 2024, the Company paid nil and nil for income expense (net of refunds received), respectively. For the six months ended June 30, 2025 and 2024, the Company paid nil and nil for income expense (net of refunds received), respectively.

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive income are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Current income tax expense	$-	$-	$-	$-
Deferred income tax expense (benefit)	31,519,811	(1,841,411)	82,940,684	2,301,348
Total	$31,519,811	$(1,841,411)	$82,940,684	$2,301,348

NOTE 13- SEGMENT INFORMATION

Reportable Segments

The Company operates as a single reportable segment, which is consistent with how the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, allocates resources and assesses performance. The Company’s operations are centralized and integrated, with financial results reviewed and managed on a consolidated basis. Accordingly, management has determined that the Company has one reportable segment under ASC Topic 280, Segment Reporting.

NOTE 13- SEGMENT INFORMATION (CONTINUED)

Measure of Segment Profit or Loss

The CODM reviews financial information on a consolidated basis, using Net Income as the primary measure of segment performance to monitor budget versus actual results and decide where to allocate and invest additional resources to achieve continued growth. Net Income is defined as revenue less cost of goods sold and operating expenses, and other segment items (including interest income, interest expense, other income and other expenses), and income taxes.

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the three months ended June 30,		For the six months ended June 30,
(All amounts shown in U.S. Dollars)	2024	2025	2024	2025

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-

General and administrative expenses
– Payroll and welfare expenses	(42,000)	(57,666)	(82,000)	(110,666)
– Professional service expenses	(302,999)	(189,296)	(593,144)	(577,154)
– Rental and related expenses	-	(9,000)	-	(18,000)

Other (expenses) income	(8,423,621)	150,350,300	15,595,778	395,661,456

Income tax benefits (expenses)	1,841,411	(31,519,811)	(2,301,348)	(82,940,684)

Net (loss) income	$(6,927,209)	$118,574,527	$12,619,286	$312,014,952

Note 14 – BASIC AND DILUTED NET INCOME PER SHARE

Basic loss per share and diluted loss per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three and six months ended June 30, 2025 and 2024 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Statement of Operations Summary Information:
Net income (loss)	$118,574,527	$(6,927,209)	$312,014,952	$12,619,286
Weighted-average common shares outstanding - basic and diluted	436,265,135	6,976,410	267,870,110	4,609,505
Earnings (loss) per share, basic and diluted	$0.27	$(0.99)	$1.16	$2.74

As of June 30, 2025 and December 31, 2024, there were no potentially dilutive shares.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company did not have any significant capital or other commitments or guarantees or contingencies as of June 30, 2025 and December 31, 2024.

NOTE 16 – SUBSEQUENT EVENTS

On July 3, 2025, the Company filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (SEC) to register 80 million of common stocks under the Next Technology Holding Inc. 2025 Equity Incentive Plan (“2025 Equity Incentive Plan”). The registration became effective upon filing. These shares are reserved for future issuance to employees, directors, advisors and other eligible participants under the Plan. As of the date of this report, the Company has granted 20 million of common stock under 2025 Equity Incentive Plan.

There have been no other material events occurring after June 30, 2025 that would require disclosure in this report, including but not limited to significant business combinations, dispositions, or litigation matters.

NOTE 17 – DISCONTINUED OPERATIONS

On June 21, 2024, the Company’s board of directors passed a resolution to approve the termination of all operations in the PRC. In July 2024, the Company proceeded to dissolve its subsidiary “WeTrade Technology (Shanghai) Co., Ltd.”, in the PRC. Net income from discontinued operations for the three and six months ended June 30, 2024 is nil and nil.

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

Results of Operations

Results of Operations for the Six-months Period Ended June 30, 2025 and 2024

The following tables provide a comparison of a summary of our results of operations for the six-month period ended June 30, 2025 and 2024.

	For the period ended June 30, 2025	For the period ended June 30, 2024

Revenue:
Service revenue	$—	$—
Cost of Revenue	—	—
Gross profit	—	—
Operating Expenses:
Other income	395,661,456	15,595,778
General and administrative expenses	(705,820)	(675,144)
Income before income tax	394,955,636	14,920,634
Income tax expense	(82,940,684)	(2,301,348)
Net income	$312,014,952	$12,619,286

Revenue from Operations

For the six-month period ended June 30, 2025 and 2024, total revenue were $nil, respectively.

General and Administrative Expenses

For the six-month period ended June 30, 2025 and 2024, general and administrative expenses were $705,820 and $675,144, respectively. The increase was primarily driven by higher litigation-related legal fees.

Other Income

For the six-month period ended June 30, 2025 and 2024, other income were $395,661,456 and $15,595,778, respectively, which was mainly due to fair value gain from digital assets during the period.

Net Income

As a result of the factors described above, there was a net income of $312,014,952 and $12,619,286 for the period ended June 30, 2025 and 2024, respectively. The increase in net income is mainly due to fair value gain from digital assets during the period.

Liquidity and Capital Resources

As of June 30, 2025, we had cash on hand of $668,387. There is no change in cash held during the period.

Operating activities

For the six-month period ended June 30, 2025 and 2024, the operating cash flow is nil and nil. We borrowed funds from former executives and third parties to cover daily operational expenses. Repayment is anticipated to occur once the bank accounts are restored to normal operating status.

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

With respect to the period ended June 30, 2025 under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended June 30, 2025 the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of June 30, 2025 we did not maintain effective internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended June 30, 2025, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Dated August 8, 2025	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer