Form 10-Q
period 2025-09-30
Next Technology Holding Inc.
filed 2025-10-08
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 8, 2025, there were 2,865,730 shares of common stock outstanding.

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements		ii

PART I – Financial Information		1

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and Audited Condensed Consolidated Balance Sheets as of December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and September 30, 2024	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2025 and September 30, 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2025 and September 30, 2024	4
	Notes to Unaudited Consolidated Financial Statements as of September 30, 2025	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

PART II – Other Information		28

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other information	29
Item 6.	Exhibits	29

Signatures		30

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	As of September 30, 2025	As of December 31, 2024
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,357,568	$668,387
Digital assets	666,804,429	78,322,430
Accounts receivable, net	69,747	1,800,000
Prepayments and other current assets	306,720	12,125,500
Total current assets	679,538,464	92,916,317
Non-current assets:
Investment in associate company	—	—
Total non-current assets	—	—
Total assets	$679,538,464	$92,916,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$730,000
Contract liabilities	3,370,542	—
Amount due to related parties	264,887	972,000
Income tax payable	130,415	130,415
Other payable	2,187,320	1,221,337
Total current liabilities	5,953,164	3,053,752
Non-current liabilities:
Deferred tax liabilities	98,478,710	8,234,503
Total non-current liabilities	98,478,710	8,234,503
Total liabilities	$104,431,874	$11,288,255

Stockholders’ Equity:
Common stock: no par value; 2,865,730 and 34,882 issued and outstanding on September 30, 2025 and December 31, 2024, respectively*	270,890,679	71,718,790
Retained earnings	304,215,911	9,909,272
Total Stockholders’ Equity	$575,106,590	$81,628,062

Total Liabilities and Stockholders’ Equity	$679,538,464	$92,916,317

*	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,865,730.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME(LOSS)

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue:
Service revenue	$1,788,205	$—	$1,788,205	$—
Total service revenue	1,788,205	—	1,788,205	—
Cost of revenue	(981,356)	—	(981,356)	—
Gross Profit	806,849	—	806,849	—

Operating expenses:
General and administrative expense	(488,975)	(566,983)	(1,194,795)	(1,242,128)
Selling expense	(276,068)	—	(276,068)	—
Share-based compensation expense	(44,367,409)	—	(44,367,409)	—
Total operating expenses	(45,132,452)	(566,983)	(45,838,272)	(1,242,128)
Loss from operations	(44,325,603)	(566,983)	(45,031,423)	(1,242,128)

Other income, net	34,736,876	2,303,789	430,398,332	17,899,568
(Loss) income before income taxes	(9,588,727)	1,736,806	385,366,909	16,657,440
Income tax expenses	(7,303,523)	(364,730)	(90,244,207)	(2,666,078)
Net (loss) income from continuing operation	$(16,892,250)	$1,372,076	$295,122,702	$13,991,362
Net income from discontinued operation(a)	—	6,296	—	6,296
Total comprehensive (loss) income	(16,892,250)	1,378,372	295,122,702	13,997,658

Net (loss) income per share, basic and diluted from continuing operation	$(6.86)	$39.33	$171.85	$517.80
Net comprehensive income per share, basic and diluted from discontinued operation	—	0.18	—	0.23

Weighted-average shares outstanding, basic and diluted*	2,461,018	34,882	1,717,348	27,021

*	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,865,730.

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity for the three and nine months ended September 30, 2024. (Note 18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

For the Three Months ended September 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares*	Amount	Capital	Earnings	Equity
Balance as of June 30, 2025	2,181,326	$—	$217,676,957	$321,924,224	$539,601,181
Net loss for the period	—	—	—	(16,892,250)	(16,892,250)
Share-based compensation to advisors	350,000	—	44,367,409	—	44,367,409
Issuance of common shares and pre-funded warrants from securities purchase agreement	300,000	—	8,030,250	—	8,030,250
Common stock issuance from fractional share elimination	34,404	—	816,063	(816,063)	—
Balance as of September 30, 2025	2,865,730	$—	$270,890,679	$304,215,911	$575,106,590

For the Three Months ended September 30, 2024

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares*	Amount	Capital	Earnings	Equity
Balance as of June 30, 2024	34,882	$—	$71,718,790	$979,012	$72,697,802
Net income for the period	—	—	—	1,372,076	1,372,076
Gain from discontinued operation(a)	—	—	—	6,296	6,296
Balance as of September 30, 2024	34,882	$—	$71,718,790	2,357,384	74,076,174

For the Nine Months ended September 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares*	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	34,882	$—	$71,718,790	$9,909,272	$81,628,062
Stock issued for the acquisition of Bitcoin during the period	2,146,444	—	145,958,167	—	145,958,167
Net income for the period	—	—	—	295,122,702	295,122,702
Share-based compensation to advisors	350,000	—	44,367,409	—	44,367,409
Issuance of common shares and pre-funded warrants from securities purchase agreement	300,000	—	8,030,250	—	8,030,250
Common stock issuance from fractional share elimination	34,404	—	816,063	(816,063)	—
Balance as of September 30, 2025	2,865,730	$—	$270,890,679	$304,215,911	$575,106,590

For the Nine Months ended September 30, 2024

	Common Stock		Additional Paid in	(Accumulated Deficits)/ Retained	Total Shareholder
	Shares*	Amount	Capital	Earnings	Equity
Balance as of December 31, 2023	13,126	$—	$56,348,650	$(11,640,274)	$44,708,376
Stock issued during the period	21,756	—	15,370,140	—	15,370,140
Net income for the period	—	—	—	13,991,362	13,991,362
Gain from discontinued operation(a)	—	—	—	6,296	6,296
Balance as of September 30, 2024	34,882	$—	$71,718,790	2,357,384	74,076,174

*	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,865,730.

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity for the three and nine months ended September 30, 2024. (Note 18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

	For the Nine Months ended September 30,
	2025	2024(a)

Cash Flows from Operating Activities:
Net income from continuing operation	$295,122,702	$13,991,362
Net income from discontinued operation	—	6,296
Fair value gain on digital assets	(430,398,332)	(17,899,568)
Deferred tax expenses	90,244,207	2,666,078
Share-based compensation expense	44,367,409	—
Changes in Operating Assets and Liabilities:
Accounts receivables	1,730,253	1,000,000
Prepayments and other current assets	(306,720)	—
Accounts payable	(730,000)	(800,000)
Director fee payable	(707,113)	92,000
Contract liabilities	3,370,542	—
Accrued expense and other payable	965,983	943,832
Net cash flows provided by continued operating activities:	3,658,931	—
Net cash flows provided by discontinued operating activities:	—	—
Net cash flows provided by operating activities:	3,658,931	—
Cash flow from Investing activities:
Net cash flows provided by continued investing activities:	—	—
Net cash flows provided by discontinued investing activities:	—	—
Net cash flows provided by investing activities:	—	—
Cash flow from financing activities:
Net proceeds from issuance of common shares and pre-funded warrants from securities purchase agreement	8,030,250	—
Net cash flows provided by continued financing activities	8,030,250	—
Net cash flows provided by discontinued financing activities:	—	—
Net cash flows provided by financing activities:	8,030,250	—

Change in Cash and Cash Equivalents:	11,689,181	—
Cash and Cash Equivalents, Beginning of the Period	668,387	668,387
Cash and Cash Equivalents, End of the Period	$12,357,568	$668,387
Supplemental Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash financing activities:
Issuance of common stock to acquire digital assets	$145,958,167	$—
Advance payment for acquisition of digital assets	$12,125,500	$—
Received of operating assets and repayment of liabilities through former executives and other third parties	$1,243,690	$512,808
Repayment of other payable through issuance of common stock	$—	$1,380,000
Repayment of former executives through issuance of common stock	$—	$594,140

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of cash flows for the nine months ended September 30, 2024. (Note 18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts shown in U.S. Dollars, except share data) (Unaudited)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holding Inc. (the “Company”) was incorporated in the State of Wyoming on March 28, 2019, under the name “WeTrade Group, Inc.” and served as a holding company with substantially all operations conducted through subsidiaries in the People’s Republic of China (“PRC”), engaging in the business of providing technical services and solutions to corporate and individual users. On March 18, 2024, the Company changed its name to Next Technology Holding Inc. In the third quarter of 2024, the Company terminated all operations in the PRC to shift its software development services to overseas markets and commenced another business strategy of acquiring and holding bitcoin. The Company currently pursues two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

Software development

The Company provides AI-enabled software development services to its customers in Hong Kong, Singapore, and other Asian countries. The Company’s business operates under a “SaaS+AI” model, which currently emphasizes customized and entrusted development projects designed in response to specific market demands. Through this approach, the Company designs, develops and deploys software platforms that integrate cloud computing, big data analytics and AI-driven algorithms to support enterprises across diverse industries, including retail, e-commerce, tourism, healthcare and industrial sectors. The Company’s current customers include property management chain enterprises, cryptocurrency mining investment operators and energy and resource businesses. The Company is expanding the scope of its customer base and is in discussions with potential customers in new media, financial services, transportation, education and healthcare industries.

The Company’s current product portfolio includes several AI-driven platforms and applications:

●	Smart Cloud Collaboration Platform. The Company has developed a cloud collaboration platform that incorporates intelligent tools to analyze user behavior, recommend resources and enable real-time collaboration across geographies. It is built on a Model-View-Controller (MVC) architecture with a template engine and integrated continuous integration and deployment (CI/CD) pipelines to support scalability, optimization and security.

●	AI-Enabled Data Analytics and Decision Support. The Company’s platform provides real-time data analysis and reporting capabilities, designed to help customers generate insights from customer behavior, market trends and operational data. These features are intended to support more informed decision-making and improve marketing and business strategies.

●	Fully Automated Workflow. The Company’s SaaS platform incorporates automation tools that streamline repetitive tasks such as data entry, report generation and email classification. By reducing human error and manual effort, these tools are intended to improve efficiency and allow customers to focus resources on higher-value activities.

●	Comprehensive Security and Compliance Assurance. The Company’s platform integrates monitoring and compliance functions that utilize AI to identify potential security risks and support adherence to applicable regulatory requirements across different jurisdictions.

●	Personalized Customer Relationship Management (CRM). The Company has developed CRM tools that integrate customer data from multiple channels, build profiles and provide insights to support personalized product recommendations and improve customer engagement.

●	AI Optimization for Supply Chain and Inventory Management. The Company’s SaaS solutions also include modules designed to assist with supply chain and inventory optimization, applying AI to improve forecasting, reduce inefficiencies and support operational planning.

NOTE 1 – NATURE OF BUSINESS (CONTINUED)

Bitcoin Acquisition Strategy

The Company’s bitcoin acquisition strategy generally involves acquiring bitcoin with its liquid assets that exceed working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

The Company views its bitcoin holdings as being held for trading and expects to continue to accumulate bitcoin. The Company has not set any specific target for the amount of bitcoin it seeks to hold, and the Company will continue to monitor market conditions in determining whether to engage in additional financing to purchase additional bitcoin.

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

The following table presents a roll—forward of the Company’s bitcoin holdings, including additional information related to its bitcoin purchases, and digital asset impairment losses during the period:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of bitcoin held
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital asset	—	43,184,854	43,184,854	—
Balance on December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital asset purchase	158,083,667	—	158,083,667	5,000
Fair value gain on digital asset	—	430,398,332	430,398,332	—
Balance on September 30, 2025	$183,073,667	$483,730,762	$666,804,429	5,833

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

The condensed consolidated financial statements of the Company as of September 30, 2025 and for the nine months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) that have been made are necessary to fairly present the financial position of the Company as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the three and nine months ended September 30, 2025 and 2024. Operating results for the quarterly periods presented are not necessarily indicative of the results to be expected for a full fiscal year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include the allowance for credit loss, valuation of deferred tax assets, estimation of total contract costs for revenue recognition, the valuation and recognition of share-based compensation expense arrangements, and certain accrued liabilities such as contingent liabilities.

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. Part of the Company’s cash of $668,387 that is held in bank accounts in Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or Hong Kong Deposit Protection Scheme.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table summarizes the Company’s digital asset holdings as of:

	September 30, 2025	December 31, 2024
Approximate number of bitcoins held	5,833	833
Digital assets carrying value	$666,804,429	$78,322,430
Gain on digital assets during the period/ year	$430,398,332	$43,184,854

As of September 30, 2025, the Company held approximately 5,833 bitcoins, which had a carrying value of approximately $666.8 million.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Software Development Revenue Recognition

The Company derives revenue primarily from custom software development contracts, which involve the design, development, and delivery of tailored software solutions. These contracts are generally accounted for as a single performance obligation satisfied over time in accordance with ASC 606.

Revenue is recognized over time as services are performed, as the criteria in ASC 606-10-25-27 are met. The Company applies this method because the customized work-in-process has no alternative use, and the Company has an enforceable right to payment for performance completed to date, including a reasonable profit margin, throughout the contract term.

To measure progress toward complete satisfaction of the Company’s performance obligation, the Company applies the cost-to-cost input method in accordance with ASC 606-10-55-20. Under this approach, revenue is recognized based on the ratio of costs incurred to date to the total estimated costs of the contract. The use of this input method provides a faithful depiction of the value transferred and aligns revenue recognition with the Company’s efforts. The estimate of total contract costs is a significant accounting estimate in accordance with ASC 606-10-25-31 and is subject to regular review and adjustment as necessary.

The transaction price is determined as the fixed amount stated in the contract. In evaluating variable consideration, such as performance incentives or penalties, the Company applies the constraint guidance in ASC 606-10-32-11. Based on the assessment of factors in ASC 606-10-32-12, including the Company’s proven track record of performance and contractual caps on penalties, the Company has concluded that no variable consideration should be included in the transaction price, as it is probable that no significant reversal of cumulative recognized revenue would occur.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(l) Contract Liabilities

Contract liabilities consist of advance billings and payments received from customers prior to the Company satisfying the related performance obligations under contractual terms. These liabilities are recognized when the Company has an unconditional right to consideration for a contract that involves a single performance obligation satisfied over time.

The Company recognizes revenue related to contract liabilities over the period of performance as software development services are rendered. For these contracts, revenue is recognized based on the extent of progress toward complete satisfaction of the Company’s performance obligation, measured using the cost-to-cost input method. As the Company incurs costs and progresses towards complete satisfaction of its performance obligation, contract liabilities are systematically recognized as revenue in the Company's consolidated statements of operations.

These liabilities are classified as current or non-current based on the expected timing of revenue recognition, which corresponds with the satisfaction of performance obligations. Current contract liabilities represent those expected to be recognized as revenue within the next twelve months, while non-current portions represent amounts expected to be recognized as revenue beyond one year.

As of September 30, 2025 and December 31, 2024, the Company’s contract liabilities were $3,370,542 and nil, respectively.

(m) General and Administrative Expenses

General and administrative expenses consist of (i) salary and welfare for general and administrative personnel, (ii) office expenses, and (iii) professional service fees and others.

(n) Selling Expense

Selling expenses consist of (i) salary and welfare for selling personnel, and sales bonus, (ii) office expenses, and (iii) other related expenses.

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

(p) Dividends

On August 8, 2025, the Company’s board of directors unanimously approved a dividend policy (the “Policy”), which took effect on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. Dividend declarations under the Policy remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. After assessment by board of directors, no dividends were declared for the three and nine months ended September 30, 2025 and 2024, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(r) Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 2,865,730 and 34,882 shares issued and outstanding as of September 30, 2025 and December 31, 2024.

(s) Earning(loss) Per Share

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

(t) Share-based Compensation Expense

The Company grants restricted share units (“RSUs”) and common shares of the Company to eligible employees and non-employees. The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718 Compensation – Stock Compensation.

Employees’ share-based awards and non-employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses: a) immediately at grant date if no vesting conditions are required; or b) using graded vesting method, net of estimated forfeitures, over the requisite service period, which is the vesting period.

The Company recognizes the estimated compensation cost of RSUs and common shares based on the fair value of common shares on the date of the grant. The Company recognizes the compensation cost, net of estimated forfeitures, over a vesting term for service-based RSUs.

The Company also recognizes the compensation cost of performance-based share awards, net of estimated forfeitures, if it is probable that the performance condition will be achieved at the end of each reporting period. Forfeitures are estimated at the time of grant and revised in the subsequent periods if actual forfeitures differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u) Income Tax

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

(v) Commitments and Contingencies

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

(w) Recently Issued and Adopted Financial Accounting Standards

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves income tax disclosures. The amendments require the disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendments also require disaggregated information about the amount of income taxes paid (net of refunds received), Income (or loss) from continuing operations before income tax expense (or benefit) and Income tax expense (or benefit) from continuing operations. The new guidance is required to be applied either prospectively or retrospectively. This guidance is effective for the Group’s fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 during the year ended December 31, 2024. See Note 13 income taxes in the accompanying notes to the condensed consolidated financial statements for further detail.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2025, the Company held cash in bank amounting to $12,357,568, which consists of the following:

	September 30, 2025	December 31, 2024
Bank Deposits- Outside USA	$4,437,518	$668,387
Bank Deposits- Inside USA	7,920,050	—
Total	$12,357,568	$668,387

NOTE 4 – DIGITAL ASSETS

As of September 30, 2025, digital assets holdings are as follows:

	September 30, 2025	December 31, 2024
Opening balance	$78,322,430	$35,137,576
Purchase of BTC	158,083,667	—
Fair value gain on digital assets	430,398,332	43,184,854
Ending balance	$666,804,429	$78,322,430

During the year ended December 31, 2023, the Company acquired 833 bitcoin (BTC) at a total cost of $24,990,000. In March 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667. For the nine months ended September 30, 2025 and for the year ended December 31, 2024, the Company accumulated recognized gain of $430,398,332 and $43,184,854, respectively, which are recorded under “Other Income” in the consolidated financial statements.

For the nine months ended September 30, 2025, the Company recognized unrealized gain of $ 430,398,332 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held at the end of each reporting period and the lowest bid quoted (unadjusted) prices at the end of each reporting period.

Digital assets are available for sales and there is no term of maturity, it will be held for trading and can be sold at any time. The Company expects to continue to accumulate BTC, when its price is low and expects to sell when its price is high.

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

On March 12, 2025 (the “Closing Date”), the Company consummated the Amended 5,000 BTC Transaction pursuant to which the Company acquired 5,000 BTC and in exchange it issued the Shares and the Warrants. Concurrently with the issuance of the Warrants, the Schedule I BTC Sellers indicated to the Company of their intent to immediately exercise the Warrants to purchase all of the Warrant Shares thereunder. Accordingly, the Company issued to each Schedule I BTC Seller the respective Warrant Shares at the Closing Date. The total outstanding shares of the Company increased to 436,265,135 shares on the same date.

As of the Closing Date, the market price was $0.34 per share and total consideration for acquisition of 5,000 BTC was $158.08 million.

NOTE 5 – PREPAYMENTS

As of September 30, 2025, prepayments consist of the following:

	September 30, 2025	December 31, 2024
Prepayment for digital assets*	$—	$12,125,500
Advance to suppliers	306,720	—
Total	$306,720	12,125,500

*	As of September 30, 2025, there were no prepayments for digital assets. As of December 31, 2024, the Company had made prepayments of approximately $12.1 million, representing 40% of the total purchase consideration for 1,000 BTC. For further details, refer to “NOTE 4 – DIGITAL ASSETS–BTC Trading Contract”.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

As of September 30, 2025, accounts receivable are related to the software development fees receivable from customers as follows:

	September 30, 2025	December 31, 2024
Accounts Receivable	$69,747	$1,800,000
Less: Allowance for credit loss	—	—
Accounts Receivable, net	$69,747	$1,800,000

The Company does not require collateral for accounts receivable. The Company maintains an allowance for credit losses. The Company records the allowance against credit loss expense through the consolidated statements of operations, included in general and administrative expenses, up to the amount of revenues recognized to date. Receivables are written off and charged against the recorded allowance when the Company has exhausted collection efforts without success.

NOTE 7 – INVESTMENT

As of September 30, 2025, investment consists of the following:

	September 30, 2025	December 31, 2024
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$—	$—

In April 2024, 3,940,000 shares were issued with the total amount of $13,396,000 for the acquisition of 20% of an associate company. The officers, directors and selling shareholders of the associate company are not related parties and are independent of each other, and are not acting in concert with others.

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

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

	September 30, 2025	December 31, 2024
Director fee payable	$264,887	$972,000

The director fee payable of $ 264,887 and $972,000 represented the accrual of director fees from the appointment date to September 30, 2025 and December 31, 2024, respectively.

The amount due to related parties is interest-free and has no fixed terms of repayment.

NOTE 9 – OTHER PAYABLES

As of September 30, 2025, other payable consist of unpaid professional fee as follows:

	September 30, 2025	December 31, 2024
Professional fees and operating expenses(1)	$168,007	$460,985
Short term loans (2)	2,004,042	760,352
Payroll	15,271	—
Total	$2,187,320	$1,221,337

(1):	As of September 30, 2025, the professional fees balance of $168,007 comprised outstanding legal fees in relation to shareholders’ litigation, audit fee, listing compliance fee owing to professional parties and other operating expenses.

(2):	The Company borrowed funds from former executives and third parties to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 34,882 and 2,865,730 shares with no par value as of December 31, 2024 and September 30, 2025, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

On July 3, 2025, the Company filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (SEC) to register 80 million of common stocks under the Next Technology Holding Inc. 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”). The registration became effective upon filing. These shares are reserved for future issuance to employees, directors, advisors and other eligible participants under the Plan. On July 8, 2025 and August 8, 2025, respectively, the Company granted 20 million and 50 million of common stock under the 2025 Equity Incentive Plan, respectively. The total outstanding shares of the Company increased to 456,265,135 shares and 506,265,135 shares, respectively.

On September 2, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. Pursuant to the Purchase Agreement, the Company completed a registered direct offering (the “Offering”) on September 3, 2025 and issued: (1) 25,313,256 shares of its common stock, no par value, at a purchase price of $0.15 per share; and (2) pre-funded warrants to purchase up to 34,686,744 shares of common stock at a purchase price of $0.149 per warrant. The pre-funded warrants were issued to investors whose purchase of common stock in the Offering would have resulted in them, together with their affiliates, beneficially owning more than 9.99% of the Company's outstanding share capital. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and is exercisable immediately until exercised in full, subject to beneficial ownership limitations. Subsequent to the Offering, the investors fully exercised all pre-funded warrants, resulting in the issuance of 34,686,744 shares of common stock. Net proceeds from the offering amounted to approximately $8,030,250 after deducting placement agent fees and other offering expenses. These proceeds are designated exclusively for working capital purposes. Pursuant to standard lock-up provisions, the Company has agreed to refrain from issuing additional equity securities or filing new registration statements for a period of 60 days following the closing date.

On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,865,730 as of the date of this report. The par value per share and the number of authorized shares remained unchanged. The reverse stock split was applied uniformly to all stockholders and did not alter relative ownership percentages, except for minor changes due to rounding. Stockholders holding shares in brokerage accounts or in book-entry form were not required to take any action. The reverse stock split did not adjust the number of reserved but unissued shares under the Company’s 2025 Equity Incentive Plan.

NOTE 11 – REVENUE

The Company’s primary revenue is derived from providing AI-enabled software development services, which include developing, designing, and implementing various SAAS software solutions for businesses of all types and sectors, including industrial and other customers.

For the three and nine months ended September 30, 2025, the revenue generated from custom software development were $1,788,205 and $1,788,205, respectively.

NOTE 12 –SHARE-BASED COMPENSATION EXPENSE

For the nine months ended September 30, 2025 and 2024, total share-based compensation expenses recognized were US$44.37 million and nil, respectively.

On April 24, 2025, the board of directors approved the 2025 Equity Incentive Plan, which was subsequently approved by the Company's shareholders at the annual meeting held on June 20, 2025. On July 3, 2025, the Company registered 80 million shares of common stock with the Securities and Exchange Commission for issuance under the 2025 Equity Incentive Plan. The registration statement became effective upon filing.

These shares are reserved for future issuance to employees, directors, consultants, and other eligible service providers under the terms of the 2025 Equity Incentive Plan. As of the date of this report, the Company has granted awards representing 70 million shares of common stock under the 2025 Equity Incentive Plan.

On July 8, 2025, the Company granted 18,000,000 fully vested and immediately exercisable stock awards under the 2025 Equity Incentive Plan to certain advisors in recognition of their significant contributions to the acquisition of 5,000 BTC. Consistent with the accounting policy under Accounting Standards Codification Topic 718 for awards with no future service requirements, the Company recognized the total share-based compensation expense of $42,840,000 in full upon the grant date.

In July 2025, the Company purchased advisory services and granted 2,000,000 fully vested and immediately exercisable shares of common stock under the 2025 Equity Incentive Plan as compensation, and in August 2025, the Company granted an additional 50,000,000 shares of common stock under the 2025 Equity Incentive Plan, which are subject to a four-year service-based vesting period. In accordance with Accounting Standards Codification Topic 718, the total share-based compensation expense is being recognized over the respective service periods. For the nine months ended September 30, 2025, the Company recognized $1,527,409 of share-based compensation expense related to these awards.

All the award is subject to the Company’s Clawback Policy, which allows recovery of shares in cases of financial restatements or misconduct.

NOTE 13 – INCOME TAXES

The Company is subject to U.S. Federal tax laws at a tax rate of 21%.

There is one subsidiary incorporated in Hong Kong and is subject to Hong Kong profits tax at a tax rate of 16.5%. The Company owns a subsidiary incorporated in the British Virgin Islands (BVI). Under the current tax laws of BVI, the subsidiary’s income tax rate is nil.

NOTE 13 – INCOME TAXES (CONTINUED)

The following table reconciles the statutory rate to the Company’s effective tax rate:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
US Statutory income tax rates	21.0%	21.0%	21.0%	21.0%
Share-based compensation expense	(97.2)%	—	—	—
Changes in valuation allowance	—	—	2.4%	(5.0)%
Effective Income Tax Rate	(76.2)%	21.0%	23.4%	16.0%

The income tax expense for domestic and foreign components’ are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
US	$7,303,523	$364,730	$90,244,207	$2,666,078
Hongkong and BVI	—	—	—	—
Total	$7,303,523	$364,730	$90,244,207	$2,666,078

For the three months ended September 30, 2025 and 2024, the Company paid nil and nil for income expense (net of refunds received), respectively. For the nine months ended September 30, 2025 and 2024, the Company paid nil and nil for income expense (net of refunds received), respectively.

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive (loss) income are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Current income tax expense	$—	$—	$—	$—
Deferred income tax expense	7,303,523	364,730	90,244,207	2,666,078
Total	$7,303,523	$364,730	$90,244,207	$2,666,078

The principal components of deferred tax liabilities are as follows:

	As of September 30, 2025	As of December 31, 2024

Fair value gain of Bitcoin	$98,478,710	$8,234,503
Total deferred tax liabilities	$98,478,710	$8,234,503

NOTE 14 – SEGMENT INFORMATION

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

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2025	2024	2025

Revenues	$—	$1,788,205	$—	$1,788,205
Cost of revenues	—	(981,356)	—	(981,356)

Operating expenses
– Payroll and welfare expenses	(10,000)	(344,621)	(92,000)	(455,287)
– Professional service expenses	(556,983)	(411,422)	(1,150,128)	(988,576)
– Rental and related expenses	—	(9,000)	—	(27,000)
– Share-based compensation expense	—	(44,367,409)	—	(44,367,409)

Other income	2,303,789	34,736,876	17,899,568	430,398,332

Income tax expenses	(364,730)	(7,303,523)	(2,666,078)	(90,244,207)

Net income (loss)	$1,372,076	$(16,892,250)	$13,991,362	$295,122,702

Note 15 – BASIC AND DILUTED NET INCOME PER SHARE

Basic (loss) income per share and diluted (loss) income per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three and nine months ended September 30, 2025 and 2024 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Statement of Operations Summary Information:
Net (loss) income	$(16,892,250)	$1,378,372	$295,122,702	$13,997,658
Weighted-average common shares outstanding - basic and diluted	2,461,018	34,882	1,717,348	27,021
(Loss) earnings per share, basic and diluted	$(6.86)	$39.51	$171.85	$518.03

As of September 30, 2025 and December 31, 2024, there were no potentially dilutive shares.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Since September 2023, unauthorized individuals including Zheng Dai and Pijun Liu have repeatedly attempted to illegally interfere with the Company’s operations through the submission of false documents and initiation of multiple lawsuits. In response, the Chancery Court of Wyoming issued a preliminary injunction on January 5, 2024, explicitly prohibiting these individuals from acting on behalf of the Company, including contacting regulatory authorities and service providers, or issuing shares of the Company. The Company’s board of directors and management remain stable, and operations continue unaffected.

Although the related parties subsequently filed additional lawsuits (including claims for corporate records inspection and alleged loan contract disputes), the Company has actively taken legal measures to defend against them. Among these, the court denied the opposing party's motion to prohibit the Company from issuing shares on April 9, 2025. Several other motions remain pending. The Company firmly believes that the claims made by the opposing party are without factual or legal basis and will continue to take all necessary measures to protect the Company's and shareholders' rights and interests.

The Company did not have any other significant capital or other commitments or guarantees or contingencies as of September 30, 2025 and December 31, 2024.

NOTE 17 – SUBSEQUENT EVENTS

There have been no other material events occurring after September 30, 2025 that would require disclosure in this report, including but not limited to significant business combinations, dispositions, or litigation matters.

NOTE 18 – DISCONTINUED OPERATIONS

On June 21, 2024, the Company’s board of directors passed a resolution to approve the termination of all operations in the PRC. In July 2024, the Company proceeded to dissolve its subsidiary “WeTrade Technology (Shanghai) Co., Ltd.”, in the PRC. Net income from discontinued operations for the year ended December 31, 2024 is nil.

The transaction qualified as a discontinued operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated financial statements in the prior year.

The following table provides information for loss on disposal of discontinued operation for the nine months ended September 30, 2024. These amounts reflect the closing balance sheet of the discontinued operation upon the closing of the sale in July 2024.

July 18, 2024
Total consideration, net of transaction costs	$—
Total net assets value of discontinued business	(6,296)
Disposal of discontinued operation	$6,296

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

Business

Next Technology Holding Inc. was incorporated in the State of Wyoming on March 28, 2019, under the name “WeTrade Group, Inc.” and served as a holding company with substantially all operations conducted through subsidiaries in the PRC, engaging in the business of providing technical services and solutions to corporate and individual users. On March 18, 2024, the Company changed its name to Next Technology Holding Inc.. In the third quarter of 2024, the Company terminated all operations in the PRC to shift its software development services to overseas markets and commenced another business strategy of acquiring and holding bitcoin. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin.

Software development

We provide AI-enabled software development services to our customers, which include developing, designing, and implementing various SAAS software solutions for businesses of all types, including industrial and other businesses.

Our AI-enabled software development services are primarily provided in Hong Kong, Singapore, and other Asian markets under a SaaS+AI model focused on customized development projects. Its platforms integrate cloud computing, big data, and AI algorithms to support industries including retail, e-commerce, tourism, healthcare, and industrial sectors. Current customers include property management enterprises, cryptocurrency mining operators, and energy businesses. We are actively expanding into sectors, including new media, financial services, transportation, education, and healthcare.

We are a provider of an intelligent cloud collaboration platform and integrated SaaS solutions designed to enhance productivity, derive actionable insights, and automate complex processes for our customers.

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

Our Employees

As of the date hereof, we have 21 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
Sales	7
Technology	9
General and Administrative	5
Total	21

Our employees have not formed any employee union or association. We believe we maintain a good working relationship with our employees and have not experienced any difficulty in recruiting staff for our operations.

Results of Operations

Results of Operations for the Six-months Period Ended September 30, 2025 and 2024

The following tables provide a comparison of a summary of our results of operations for the nine months ended September 30, 2025 and 2024.

	For the period ended September 30, 2025	For the period ended September 30, 2024

Revenue:
Service revenue	$1,788,205	$—
Cost of Revenue	(981,356)	—
Gross profit	806,849	—
Operating expenses
General and administrative expense	(1,194,795)	(1,242,128)
Selling expense	(276,068)	—
Share-based compensation expense	(44,367,409)	—
Total operating expenses	(45,838,272)	(1,242,128)
Loss from operations	(45,031,423)	(1,242,128)
Other income	430,398,332	17,899,568
Income before income tax	385,366,909	16,657,440
Income tax expense	(90,244,207)	(2,666,078)
Net income	$295,122,702	$13,991,362

Revenue from Operations

For the nine-month period ended September 30, 2025 and 2024, total revenue were $1,788,205 and $nil, respectively.

Between June 2025 and August 2025, the Company entered into three commercial customer agreements (each, a “Service Agreement”) with customers in the hotel management, smart water-system management, and crypto mining industries. Under the Agreements, the Company agrees to provide AI-enabled monitoring and management systems, and relevant training and support services tailored to each customer’s specific business needs, in exchange for service fees.

The Service Agreements provide for an aggregate committed contract value of approximately $12.59 million, consisting of recurring subscription and service fees to be paid by installments over the contract term. As of September 30, 2025, the Company has received approximately $5.09 million in service fees under the Service Agreements. In compliance with ASC 606, the Company recognized revenue of $1.79 million.

General and Administrative Expenses

For the nine-month period ended September 30, 2025 and 2024, general and administrative expenses were $1,194,795 and $1,242,128, respectively. The decrease of approximately $47,000, or 3.8% for the nine months ended September 30, 2025, compared to the same period in 2024, was primarily due to higher professional and legal fees incurred in the prior year period related to a specific legal matter that did not recur to the same extent in the current period. Excluding the impact of these non-recurring legal costs, general and administrative expenses remained relatively consistent year-over-year.

Selling Expense

For the nine-month period ended September 30, 2025 and 2024, selling expenses were $276,068 and nil, respectively. The increase in selling expenses was primarily attributable to the new contracts signed during the year, which totaled $12.59 million in contract value, with $5.09 million already collected in repayments.

Share-based Compensation Expense

For the nine months ended September 30, 2025 and 2024, we recognized total share-based compensation expense of US$44.37 million and nil, respectively.

On April 24, 2025, our board of directors approved the 2025 Equity Incentive Plan, which was subsequently approved by our shareholders at the annual meeting held on June 20, 2025. On July 3, 2025, we registered 80 million shares of common stock with the Securities and Exchange Commission for issuance under the 2025 Equity Incentive Plan. The registration statement became effective upon filing.

These shares are reserved for future issuance to our employees, directors, consultants, and other eligible service providers under the terms of the 2025 Equity Incentive Plan. As of September 30, 2025, we have granted awards representing 70 million shares of common stock under the 2025 Equity Incentive Plan.

On July 8, 2025, we granted 18,000,000 fully vested and immediately exercisable stock awards to certain advisors in recognition of their significant contributions to our acquisition of 5,000 BTC. Consistent with our accounting policy under ASC 718 for awards with no future service requirements, we recognized the total stock-based share-based compensation expense of $42,840,000 in full upon the grant date.

In July 2025, we purchased advisory services and granted 2,000,000 fully vested and immediately exercisable shares of common stock as compensation. In August 2025, we granted an additional 50,000,000 shares of common stock, which are subject to a four-year service-based vesting period. In accordance with ASC 718, we are recognizing the total share-based compensation expense over the respective service periods. For the nine months ended September 30, 2025, we recognized $1,527,409 of share-based compensation expense related to these awards.

All awards are subject to our Clawback Policy, which allows us to recover shares in cases of financial restatements or misconduct.

Other Income

For the nine-month period ended September 30, 2025 and 2024, other income was $430,398,332 and $17,899,568, respectively, which was mainly due to fair value gain from digital assets during the period.

Net Income

As a result of the factors described above, there was a net income of $295.1 million and $14.0 million for the period ended September 30, 2025 and 2024, respectively. The increase in net income is mainly due to fair value gain of $430.40 million from digital assets and gross profit increased of $0.81 million during the period, partly offset by (1) the increase of share-based compensation expense of $44.37 million, and (ii) the increase of income tax expense of $87.58 million.

Liquidity and Capital Resources

As of September 30, 2025, we had cash on hand of $12.4 million. To date, we have financed our operations primarily through net cash flow from operations and the financing ability of existing shareholders. We believe that our current levels of cash and digital assets from operations will be sufficient to meet our anticipated cash needs for our operations and expansion plans for at least the next 12 months.

Operating activities

For the nine-month period ended September 30, 2025 and 2024, the operating cash flow is $3.7 million and nil, respectively. We borrowed funds from former executives and third parties to cover daily operational expenses.

Financing activities

For the nine-month period ended September 30, 2025 and 2024, the financing cash flow is $8.03 million and nil, respectively.

On September 2, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors. Pursuant to the Purchase Agreement, we completed a registered direct offering on September 3, 2025 and issued: (1) 25,313,256 shares of its common stock, no par value, at a purchase price of $0.15 per share; and (2) pre-funded warrants to purchase up to 34,686,744 shares of common stock at a purchase price of $0.149 per warrant. Net proceeds from the offering amounted to approximately $8,030,250 after deducting placement agent fees and other offering expenses. These proceeds are designated exclusively for working capital purposes.

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

With respect to the period ended September 30, 2025 under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ended September 30, 2025 the Company’s management, including its Principal Executive Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, management believes the financial statements and other information presented herewith are materially correct.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; (ii) a lack of segregation of duties within accounting functions; and the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of September 30, 2025 we did not maintain effective internal control over financial reporting.

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

The Company remains under the control of its current board of directors, which, as of the date of this report, consists of the following personnel: Lichen Dong (Chairman of the Board), Tian Yang, Mahesh Thapaliya, and Jianbo Sun.

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

On October 30, 2024, the Company responded to the complaint, denying plaintiffs’ allegations and arguing that plaintiffs had failed to satisfy the statutory requirements necessary for corporate records inspection.

On December 9, 2024, one of the plaintiffs, Wenwen Yu, filed a motion for preliminary injunction to enjoin future share issuances by the Company (the “Motion”).

On December 27, 2024, the Company opposed Yu’s Motion, asserting that it was entirely without merit.

On April 9, 2025, the WY District Court conducted a hearing and, finding no good cause to grant the Motion, denied the Motion.

On September 3, 2025, the Company moved for summary judgment on plaintiffs’ claims, and the plaintiffs filed a cross-motion for summary judgment. As of the date of this report, the summary judgment motions remain pending before the WY District Court.

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

In addition, on June 20, 2025, Zheng Dai and his affiliates filed a new action against the Company in the Wyoming Chancery Court, asserting claims for breach of loan contracts and related causes of action.

On August 11, 2025, the Company moved to dismiss the case on the grounds of forum non conveniens, and stated in its motion that it intended to dispute the existence of the alleged loans.

As of the date of this report, the Company’s motion to dismiss remains pending before the Wyoming Chancery Court.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended September 30, 2025, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Dated: October 8, 2025	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer