Form 10-K
period 2025-12-31
Next Technology Holding Inc.
filed 2026-03-31
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41450

NEXT TECHNOLOGY HOLDING INC

(FORMERLY KNOWN AS WETRADE GROUP INC)

(Exact name of registrant as specified in its charter)

Wyoming	84-4948289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

NEXT TECHNOLOGY HOLDING INC.

1376-7 OBA, KASUKABE CITY, SAITAMA PREFECTURE

GRANDAGE 3, TAKEBASHI 408

JAPAN 344-0021

(Address of principal executive offices) (Zip code)

+81-7094081304

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Type of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, no par value	NXTT	NASDAQ Capital Markets

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $2.3 per share of common stock as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,003,409,810.5.

As of March 31, 2026, there were 76,264,374 shares of common stock outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Overview

Next Technology Holding Inc (the “Company”) was incorporated in the State of Wyoming on March 28, 2019. We initially served as a holding company with substantially all operations conducting through subsidiaries in Republic of China (“PRC”) engaging in the business of providing technical services and solution to corporate and individual users.  In the third quarter of 2024, we terminated all operations in the PRC to shift our software development services to overseas markets and commenced business strategy of acquiring and holding bitcoin. As of December 31, 2025, the Company pursue two corporate strategies: (1) providing AI-enabled software development services, and (2) acquiring and holding Bitcoin. The Company directly conducts and manages key strategic projects and serves as the center for the Group’s research and development activities. Operations of our Hong Kong and BVI subsidiaries are primarily focused on business development activities. In addition, the Company has established a principal executive office in Japan and is currently evaluating an expansion, which may include the establishment of a Japan subsidiary to further develop its presence in the Asia-Pacific region.

Software development

We provide artificial intelligence (“AI”) enabled software development services to our customers in Hong Kong, Singapore, Malaysia, Japan, and other Asian countries, which include developing, designing, and implementing various Software-as-a-Service (“SaaS”) software solutions for businesses of all types, including industrials and other businesses.

Our business operates under a “SaaS+AI” model, emphasizing customized and entrusted development projects designed in response to specific market demand. Through this approach, we design, develop and deploy software platforms that integrate cloud computing, big data analytics and AI-driven algorithms to support enterprises across diverse industries.

Our current customers include property management chain enterprises, cryptocurrency mining investment operators, and energy and resource businesses. We are expanding the scope of our customer base and are in discussions with potential customers in new media, financial services, transportation, education, and healthcare industries.

Product Portfolio

Our current product portfolio includes several AI-driven platforms and applications:

●	Smart Cloud Collaboration Platform. A cloud collaboration platform that incorporates intelligent tools to analyze user behavior, recommend resources and enable real-time collaboration across geographies, built on Model-View-Controller (MVC) architecture with integrated CI/CD pipelines.

●	AI-Enabled Data Analytics and Decision Support. Real-time data analysis and reporting capabilities designed to help customers generate insights from customer behavior, market trends and operational data.

●	Fully Automated Workflow. Automation tools that streamline repetitive tasks such as data entry, report generation and email classification to improve efficiency.

●	Comprehensive Security and Compliance Assurance. Platform integration of monitoring and compliance functions utilizing AI to identify potential security risks and support adherence to applicable regulatory requirements.

●	Personalized Customer Relationship Management (CRM). CRM tools that integrate customer data from multiple channels, build profiles and provide insights to support personalized product recommendations.

●	AI Optimization for Supply Chain and Inventory Management. Modules designed to assist with supply chain and inventory optimization, applying AI to improve forecasting and operational planning.

As of December 31, 2025, the Company has 28 employees, 16 of whom are currently part of our research and development team, which provides ample technical resources to meet current business demand. In line with our ongoing research and development initiatives, we anticipate that our SaaS+AI offerings will evolve from primarily tailored solutions toward software with more standardized features that can be broadly applicable across industries.

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

The following table presents a roll-forward of our Bitcoin holdings, including additional information related to our Bitcoin purchases, fair value change in digital asset and number of Bitcoin held during the year:

	Digital asset original cost basis	Fair value change in digital asset	Digital asset fair value	Number of Bitcoin held
Balance on December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital asset	—	$43,184,854	$43,184,854	—
Balance on December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital asset purchase	158,083,667	—	158,083,667	5,000
Fair value gain on digital asset	—	279,747,388	279,747,388	—
Balance on December 31, 2025	$183,073,667	$333,079,818	$516,153,485	5,833

Regulatory Permissions and Developments

We conduct our business directly and through our subsidiaries in Hong Kong and the BVI. Our counsel as to PRC law has advised us that the laws and regulations of the PRC do not currently have any material impact on our business, financial condition or results of operations, particularly given that we terminated all of our operations in the PRC in 2024. However, there is no assurance that there will not be any changes in the economic, political and legal environment in Hong Kong in the future. If there is a significant change to current political arrangements between mainland China and Hong Kong, companies operating in Hong Kong such as us may face similar regulatory risks as those operated in the PRC, including their ability to offer securities to investors, list their securities on a U.S. or other foreign exchange, conduct their business or accept foreign investment. In light of mainland China’s expansion of authority in Hong Kong, there are risks and uncertainties which we cannot foresee for the time being, and rules and regulations in mainland China can change quickly with little or no advance notice. The Chinese government may intervene or influence our current and future operations in Hong Kong at any time, or may exert more control over offerings conducted overseas and/or foreign investment in issuers like ourselves.

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

The U.S. Government, including the SEC and other federal agencies, continues to evolve its regulatory focus on companies with significant operations outside the United States, including Hong Kong. In particular, U.S. securities law and related enforcement priorities reflect ongoing concerns regarding audit access, investor protection and public company transparency for foreign-operating registrants. For example, as described in more details below, under the Holding Foreign Companies Accountable Act, companies whose auditors are not subject to inspections by the Public Company Accounting Oversight Board (“PCAOB”), including certain China-based audit firms, may be subject to delisting from U.S. exchanges if compliance with PCAOB inspection requirements is not achieved. Market participants and regulatory commentators have highlighted enforcement and review activity involving disclosures by foreign-operating registrants. The regulatory and geopolitical environment affecting U.S. and international relations continues to evolve and could result in heightened compliance costs, increased scrutiny of disclosures, and other impacts on companies with cross-border operations, including those that operate in or derive revenue from Hong Kong.

Government Regulation

We are not registered as an investment company under the Investment Company Act of 1940, as amended, and stockholders do not have the protections associated with ownership of shares in a registered investment company, nor the protections afforded by the Commodity Exchange Act of 1936.

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

The SEC and its staff have taken the position that certain other digital assets fall within the definition of a “security” under the U.S. federal securities laws. Public statements made by senior officials and senior members of the staff at the SEC indicate that the SEC does not consider Bitcoin to be a security under the federal securities laws. However, such statements are not official policy statements by the SEC and reflect only the speakers’ views, which are not binding on the SEC or any other agency or court and cannot be generalized to any other digital assets. The SEC’s broader digital asset initiatives, including ongoing efforts to modernize regulatory approaches to crypto markets and clarify the application of securities laws to various classes of digital assets, may impact how digital assets are regulated.

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

We believe that our business operations are not currently impacted by the cryptocurrency restrictions imposed by the Chinese government (collectively, the “PRC Crypto Restrictions”) in any material respect, even though the Chinese government has adopted an increasingly stringent approach in recent years, as outlined and discussed below.

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

As noted above, activities involving Bitcoin and other digital assets may fall within the jurisdiction of more than one financial regulator and various courts and such laws and regulations are rapidly evolving and increasing in scope. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of Bitcoin or the ability of individuals or institutions such as us to own or transfer Bitcoin. For example:

●	On March 9, 2022, President Biden signed an executive order relating to cryptocurrencies. While the executive order did not mandate the adoption of any specific regulations, it instructed various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. CBDC. On September 16, 2022, the White House released a framework for digital asset development, based on reports from various government agencies, including the U.S. Department of Treasury, the Department of Justice, and the Department of Commerce. Among other things, the framework encourages regulators to pursue enforcement actions, issue guidance and rules to address current and emergent risks, support the development and use of innovative technologies by payment providers to increase access to instant payments, consider creating a federal framework to regulate nonbank payment providers, and evaluate whether to call upon Congress to amend the Bank Secrecy Act and laws against unlicensed money transmission to apply explicitly to digital asset service providers. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets.

●	On April 4, 2022, SEC Chair Gary Gensler announced that he has asked SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the CFTC on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. Similarly, foreign government authorities have recently expanded their efforts to restrict certain activities related to Bitcoin and other digital assets.

●	On September 8, 2022, the White House Office of Science and Technology Policy issued a report in coordination with other federal agencies relating to the climate and energy implications of digital assets, including Bitcoin, in the United States. Among its finding are that digital assets are energy intensive and drive significant environmental impacts, and the report recommends further study of the environmental impact of digital assets and the development of environmental performance regulations for digital asset miners, which may include limiting or eliminating digital assets that use high energy intensity consensus mechanisms, including the proof-of-work consensus mechanisms on which the Bitcoin blockchain is based.

●	On March 1, 2023, the U.S. Under Secretary for Domestic Finance provided an update on the development of a U.S. CBDC, indicating that the U.S. Department of Treasury would be providing an initial set of findings and recommendations regarding the development and adoption of a U.S. CBDC in the coming months.

●	On April 14, 2023, the SEC reopened the comment period for its proposal to amend the definition of “exchange” under Exchange Act Rule 3b-16 to encompass trading and communication protocol systems for digital asset securities and trading systems that use distributed ledger or blockchain technology, including both so-called “centralized” and “decentralized” trading systems. The comment period is now closed. The SEC may determine whether to adopt the revised definition after an evaluation of comments provided during the comment period. If adopted in its proposed form, the new definition would have a sweeping impact on digital asset trading venues and other digital asset industry participants.

●	The European Union’s Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like Bitcoin, became effective in June 2023, with various requirements phasing into effect through 2024.

●	On June 5, 2023, the SEC filed a complaint against Binance Holdings Ltd. and other affiliated entities in federal district court for the District of Columbia, alleging, among other claims related to the operation of the affiliates and their platforms, that: (i) the Binance entities commingled and diverted customer assets; (ii) various affiliates of Binance Holdings Ltd. operated as exchanges, brokers, dealers and clearing agencies without registration under the Exchange Act; (iii) Binance Holdings Ltd. engaged in the unregistered offer and sale of securities; (iv) affiliates of Binance Holdings Ltd. operated in a manner to evade U.S. federal securities laws, and (v) affiliates of Binance Holdings Ltd. misled customers and investors concerning the existence and adequacy of market surveillance and controls to detect and prevent manipulative trading.

●	On June 6, 2023, the SEC filed a complaint against Coinbase, Inc. and other affiliated entities in federal district court in the Southern District of New York, alleging, among other claims: (i) that Coinbase, Inc. violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase, Inc. violated the Securities Act of 1933, as amended (the “Securities Act”) by failing to register with the SEC the offer and sale of securities in connection with its staking program, and (iii) that Coinbase Global Inc. is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc.

●	In the United Kingdom, on June 29, 2023, the Financial Services and Markets Act 2023 (“FSMA 2023”) became law. FSMA 2023 (i) clarifies that “cryptoassets” are subject to the regulated activities and financial promotion orders and (ii) establishes that digital assets firms, including exchanges and custodians, operating in or providing services to the United Kingdom carrying out certain activities involving “cryptoassets” are performing a regulated activity that needs to be authorized by the Financial Conduct Authority and may also be subject to oversight from the Bank of England. Several additional pieces of proposed legislation in the United Kingdom, including The Public Offers and Admissions to Trading Regulations 2023, may subject “cryptoassets” to further regulation. FSMA 2023 gave the UK Treasury powers to create financial market infrastructure sandboxes. The legislative framework for the UK’s Digital Securities Sandbox will take effect in January 2024.

●	On November 20, 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency. The SEC’s complaint also alleges that Kraken’s business practices, deficient internal controls, and poor recordkeeping practices present a range of risks for its customers.

●	On November 21, 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States. Binance also acknowledged that it willfully operated an unlicensed money-transmitting business, pleaded guilty to criminal charges of not having adequate anti-money laundering protocols in place and committed violations of the International Emergency Economic Powers Act, and its then chief executive officer pleaded guilty to failing to maintain an effective anti-money laundering program and resigned as chief executive officer of Binance. This settlement does not include any settlement of the SEC’s complaint against Binance referenced above.

●	On October 10, 2024, the SEC filed a complaint against Cumberland DRW LLC, alleging violations of Section 15(a) of the Exchange Act (related to regulation of “brokers” and “dealers”), including references to Cumberland’s activities regarding Bitcoin.

●	On January 23, 2025, President Trump issued an executive order titled, Strengthening American Leadership in Digital Financial Technology. While the executive order did not mandate the adoption of any specific regulations, the executive order identifies certain key objectives to guide agencies involved in crypto regulation, including (i) protecting the sovereignty of the United States dollar by promoting the development of United States dollar-backed stablecoins, (ii) providing regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and (iii) taking measures to protect Americans from the risks of Central Bank Digital Currencies. To achieve these objectives, the executive order established a working group on digital asset markets within the National Economic Council, comprised of representatives from key federal agencies, with a tight timeline for examining existing regulations and proposing a new regulatory framework. This working group released a report on July 30, 2025 that recommended regulatory and legislative proposals to advance the policies established in the executive order. The SEC also established a Crypto Task Force in furtherance of these objectives. Among other things, the Crypto Task Force is charged with helping to draw clear regulatory lines and to appropriately distinguish securities from non-securities. The work of the Crypto Task Force is in its early stages and it is not yet clear whether it will result in material changes to the existing regulatory framework of digital assets.

●	On May 29, 2025, the U.S. House of Representatives introduced H.R. 3633, the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which passed the House on July 17, 2025 and is currently pending review by the U.S. Senate. If enacted as proposed, the CLARITY Act would classify bitcoin and certain other digital assets as “digital commodities” and expand the jurisdiction of the Commodity Futures Trading Commission (the “CFTC”) over such assets. As a result, certain activities involving bitcoin, including trading, custody, advisory, or fundraising transactions, could become subject to new compliance obligations under the Commodity Exchange Act. Depending on the manner in which the legislation is implemented and interpreted, entities such as ours could be required to register as a commodity pool operator, commodity trading advisor, or otherwise comply with CFTC regulations applicable to market participants in digital commodities.

●	In July 2025, the U.S. Congress enacted the Global Economic Navigation and Income Utilization Security Act (the “GENIUS Act”), establishing a federal regulatory framework for stablecoins. The act recognizes qualified stablecoins as permitted payment instruments provided they maintain 1:1 reserves in liquid assets and adhere to monthly public disclosure requirements.

●	In early 2025, the SEC rescinded Staff Accounting Bulletin No. 121 (“SAB 121”), which previously required certain entities to record digital assets held for others as liabilities on their balance sheets. The SEC subsequently issued SAB 122, providing revised guidance for institutional digital asset custody and financial reporting.

●	Pursuant to ASU 2023-08, effective for fiscal years beginning after December 15, 2024, the Company is required to measure its bitcoin holdings at fair value each reporting period, with corresponding changes in value recognized in net income.

●	Beginning in the 2025 tax year, the Internal Revenue Service (“IRS”) requires the reporting of gross proceeds from digital asset transactions on Form 1099-DA. Furthermore, mandatory cost-basis reporting for digital asset transactions is scheduled to take effect for transactions occurring on or after January 1, 2026.

●	In 2025, the European Union reached full implementation of the Markets in Crypto Assets (“MiCA”) regulation. Additionally, in August 2025, the Hong Kong Monetary Authority implemented a formal regulatory regime for stablecoin issuers, mandating localized presence and specific reserve management standards.

●	Effective August 1, 2025, Hong Kong implemented a formal licensing and regulatory regime for fiat-referenced stablecoin issuers under the Stablecoins Ordinance, administered by the Hong Kong Monetary Authority (HKMA), which requires issuers to be locally incorporated (or authorized institutions with a principal place of business in Hong Kong) and mandates full reserve backing with high-quality, segregated liquid assets.

●	On March 17, 2026, the SEC and CFTC jointly issued a landmark interpretive release (Release Nos. 33-11412; 34-105020) clarifying how federal securities laws apply to crypto assets and providing a coherent token taxonomy classifying digital assets into categories including digital commodities, digital securities, stablecoins, digital collectibles, and digital tools. The release classifies Bitcoin as a digital commodity subject to CFTC jurisdiction rather than SEC securities regulation, and clarifies that mining, staking, wrapping, and airdrops do not constitute securities transactions. The guidance supersedes all prior SEC staff statements on these topics and applies prospectively. While this guidance represents a significant step toward regulatory clarity for Bitcoin holders such as the Company, it is an interpretation rather than permanent law, and the CLARITY Act must still be enacted by Congress to codify these classifications into statute.

Implications of Holding Foreign Company Accountable Act

On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the Holding Foreign Company Accountable Act, or the HFCAA. On December 16, 2021, the PCAOB issued a report on its determinations that it is unable to inspect or investigate completely PCAOB-registered public accounting firms headquartered in mainland China and in Hong Kong, because of positions taken by PRC authorities in those jurisdictions. On August 26, 2022, the PCAOB announced that it had signed a Statement of Protocol (the “Statement of Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of China. The terms of the Statement of Protocol would grant the PCAOB complete access to audit work papers and other information so that it may inspect and investigate PCAOB-registered accounting firms headquartered in China and Hong Kong. According to the PCAOB, its December 2021 determinations under the HFCAA remain in effect. On December 15, 2022, the PCAOB announced that it was able to secure complete access to inspect and investigate PCAOB-registered public accounting firms headquartered in mainland China and Hong Kong completely in 2022, and the PCAOB Board vacated its previous 2021 determination.

The audited financial statements of the Company for the fiscal years ended December 31, 2023 and December 31, 2024, which are incorporated by reference in this prospectus supplement, were audited by JWF Assurance PAC, an independent registered public accounting firm headquartered in Singapore and registered with the PCAOB. As of the date of this report, JWF Assurance PAC is not included in the list of PCAOB Identified Firms in any currently effective PCAOB Determination Report.

The Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025 is CHI-LLTC, headquartered at 47, First Floor, Jalan SS15/4B, 47500 Subang Jaya, Selangor, which is registered with the PCAOB. As of the date of this report, CHI-LLTC is not included in the list of PCAOB Identified Firms in any currently effective PCAOB Determination Report.

In the event it is later determined that the PCAOB is unable to inspect or investigate completely the Company’s then-current auditor because of a position taken by an authority in a foreign jurisdiction, such lack of inspection could cause trading in the Company's securities to be prohibited under the HFCAA and could ultimately result in a determination by a securities exchange to delist the Company's securities.

Transfers of Cash to and from Our Subsidiaries

Next Technology Holding Inc. is a holding company. We conduct our operations directly and through our subsidiaries in both Hong Kong and BVI. We may rely on dividends to be paid by our Hong Kong and BVI subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. If our Hong Kong and BVI subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

Next Technology Holding Inc. is permitted under the Wyoming laws to provide funding to our subsidiaries in Hong Kong and BVI through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. Our Hong Kong subsidiary is also permitted under the laws of Hong Kong to provide funding to Next Technology through dividend distribution without restrictions on the amount of the funds. As of the date of this report, there has been no distribution of dividends or assets among the holding company or the subsidiaries. We currently do not have any cash management policies in place.

On August 8, 2025, the Company’s board of directors unanimously approved the Policy, which took effect on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. No dividends were declared for the year ended December 31, 2025.

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

Overview of Business and Industry

Software Development

We provide AI-enabled software development services to our potential customers in USA, Hong Kong, Singapore, Malaysia, Japan and other Asian markets, which included developing, designing and implementing various SaaS software solutions for business of all types, including industrials and other businesses.

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

We provide AI-enabled software development services to our customers in Hong Kong, Singapore, Malaysia, Japan, and other Asian countries, which include developing, designing and implementing various SaaS software solutions for business of all types, including industrials and other businesses.

Our business operates under a “SaaS+AI” model, emphasizing customized and entrusted development projects designed in response to specific market demand. Through this approach, we design, develop and deploy software platforms that integrate cloud computing, big data analytics and AI-driven algorithms to support enterprises across diverse industries.

Our current customers include property management chain enterprises, cryptocurrency mining investment operators, and energy and resource businesses. We are expanding the scope of our customer base and are in discussions with potential customers in new media, financial services, transportation, education, and healthcare industries.

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

Domain

We have the right to use the following domain registration issued:

Number	Issue Date	Expiration Date	Registration Agency	Domain Name
1	2024/09/01	2026/09/01	Alibaba Cloud Computing Ltd.	www.nxtttech.com

Our Employees

As of the date hereof and in the fiscal year 2025, we have 28 full-time employees. The following table sets forth the number of our employees by function:

Functional Area	Number of Employees
General and Administrative	6
Selling and Marketing	5
Product Delivery Department and Research and Development Center	16
Financial Department	1
Total	28

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

Insurance

We maintain certain insurance policies to safeguard us against risks and unexpected events. We do not maintain business interruption insurance or product liability insurance, which are not mandatory under Hong Kong and PRC laws. We do not maintain key man insurance, insurance policies covering damages to our network infrastructures or information technology systems nor any insurance policies for our properties. During the fiscal years 2025 and 2024, we did not make any material insurance claims in relation to our business.

Legal Proceedings

Litigation Relating to Unauthorized Corporate Actions and Control Disputes

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

The Company remains under the control of its current board of directors.

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

On December 1, 2025, the WY District Court granted the Company’s motion for summary judgment and denied the plaintiffs’ cross-motion for summary judgment, finding that plaintiffs do not have statutory standing to bring this action and therefore have failed to state a claim upon which relief can be granted.

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

On January 6, 2026, the NY Court entered an order denying the Company’s motion to dismiss. The Company appealed the order. As of the date of this report, the appeal remains pending.

The Company intends to continue to vigorously defend against the claims asserted.

In addition, on June 20, 2025, Zheng Dai and his affiliates filed a new action against the Company in the Wyoming Chancery Court, asserting claims for breach of loan contracts and related causes of action.

On August 11, 2025, the Company moved to dismiss the case on the grounds of forum non conveniens, and stated in its motion that it intended to dispute the existence of the alleged loans.

On October 8, 2025, the Wyoming Chancery Court denied the Company’s motion to dismiss. On or around October 22, 2025, the Company filed its Answer and Counterclaims, denying that it entered into any oral loan agreements with plaintiffs as alleged in the complaint. The Company also asserted various counterclaims, including abuse of process, malicious prosecution, civil conspiracy, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, interference with contractual or prospective economic relations, and breach of the obligation of good faith and fair dealing.

On November 10, 2025, the plaintiffs moved to dismiss the Company’s counterclaims. The Company opposed. On February 6, 2026, the Wyoming Chancery Court granted the motion in part and denied it in part, dismissing the abuse of process counterclaim while allowing the remaining counterclaims to proceed.

As of the date of this report, the matter is in the discovery phase. The Company intends to continue to vigorously defend against the claims asserted and pursue its counterclaims against the plaintiffs.

Litigation Relating to Alleged Oral Loan Agreements

The Company is a defendant in a civil action pending before the Wyoming Chancery Court, captioned Wenwen Yu, et al. v. Next Technology Holding, Inc. f/k/a WeTrade Group, Inc., Case No. CH-2025-0000016.

The Complaint was filed on or around June 20, 2025, asserting claims primarily for breach of alleged oral loan agreements, along with related causes of action. Plaintiffs seek damages in the aggregate amount of approximately US$2,064,108, plus additional amounts denominated in Hong Kong dollars, together with interest, attorneys’ fees, and costs.

On or around October 22, 2025, the Company filed its Answer and Counterclaims, denying that it entered into the alleged oral loan agreements and denying that Plaintiffs are entitled to any relief.

On or around October 30, 2025, the Court entered a Case Management and Scheduling Order, setting trial to commence on September 1, 2026. The matter is currently in the discovery phase. The Company intends to continue to vigorously defend against the claims asserted. The Company is unable at this time to predict the outcome of this litigation or estimate the range of potential loss, if any, given that the matter is in the early stages of discovery.

REGULATIONS

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

Regulations Relating to Virtual Assets and Bitcoin in Hong Kong

Hong Kong has established an evolving regulatory framework for virtual assets, including Bitcoin, which may affect the Company’s software development activities and its acquisition, holding and disposition of Bitcoin in Hong Kong.

Virtual Asset Service Provider (“VASP”) Licensing Regime

Under the Anti-Money Laundering and Counter-Terrorist Financing Ordinance (Chapter 615 of the Laws of Hong Kong) (the “AMLO”), a licensing regime for virtual asset service providers (“VASPs”) became effective on June 1, 2023. Persons carrying on a business in Hong Kong of operating a virtual asset trading platform are required to be licensed by the Securities and Futures Commission of Hong Kong (the “SFC”) and comply with applicable regulatory requirements, including customer due diligence, ongoing monitoring, custody of client assets, cybersecurity, financial resources and disclosure obligations.

The Company does not operate a virtual asset trading platform for third parties and does not provide brokerage, exchange, custody or asset management services to customers in respect of virtual assets. Accordingly, the Company currently does not believe that it is required to obtain a VASP license in Hong Kong. However, the scope of activities subject to licensing and regulatory oversight may be expanded or clarified in the future, and changes in regulatory interpretation or enforcement could subject the Company to additional compliance obligations.

Regulation of Virtual Asset Activities

Although Bitcoin is generally not regulated as a “security” under Hong Kong law, Hong Kong regulators have issued guidance indicating that certain digital assets or tokenized products may constitute “securities” or “regulated activities” depending on their features and the manner in which they are offered or marketed. In addition, the SFC has imposed restrictions on the offering of virtual asset-related products and services to retail investors, and virtual asset trading platforms operating in Hong Kong must comply with applicable investor protection requirements.

To the extent the Company engages in transactions involving Bitcoin or develops software products that interface with virtual asset trading platforms, custody solutions or blockchain networks, changes in regulatory policy, licensing requirements or enforcement practices in Hong Kong could increase the Company’s compliance costs, restrict certain business activities or require changes to its business model.

Anti-Money Laundering and Counter-Terrorist Financing

Businesses in Hong Kong that engage in virtual asset-related activities may be subject to enhanced anti-money laundering (“AML”) and counter-terrorist financing (“CTF”) obligations under the AMLO and related guidelines issued by the SFC and other authorities. While the Company does not currently provide virtual asset services to third parties, regulatory developments could extend AML/CTF obligations to additional categories of participants in the virtual asset ecosystem. Compliance with such requirements could increase operating costs and impose additional reporting and internal control obligations on the Company.

Custody, Cybersecurity and Technology Risks

Hong Kong regulators have emphasized the importance of cybersecurity, technology risk management and the safeguarding of digital assets. Although the Company primarily acquires and holds Bitcoin for its own account and conducts software development activities, regulatory expectations regarding cybersecurity and digital asset custody practices continue to evolve. Any failure to comply with applicable regulatory expectations or industry standards could subject the Company to regulatory scrutiny, reputational harm or operational disruptions.

Uncertainty and Future Regulatory Developments

The regulatory framework governing virtual assets in Hong Kong is evolving, and future legislative, regulatory or enforcement actions could impose additional licensing, compliance, reporting or operational requirements on companies engaged in Bitcoin-related activities or software development related to blockchain technology. There can be no assurance that future regulatory developments will not adversely affect the Company’s business, financial condition or results of operations.

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

ITEM 2. PROPERTIES

Our principal executive office was located at Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China. The rent of Shenzhen office was paid by the shareholders and no lease agreement was signed by the Company.

The following table sets forth the lease term:

Lease Term	Address	Space (square meters)
January 1, 2023 to December 31, 2025	Room 519, 05/F Block T3, Qianhai Premiert Finance Centre Unit 2, Guiwan Area, Nanshan District, Shenzhen, People’s Republic of China.	200

As of the date of this report, the principal executive office has moved to 1376-7 Oba, Kasukabe City, Saitama Prefecture, Grandage 3, Takebashi 408 Japan 344-0021. The office lease term is from December 1, 2025 to November 30, 2026. The following table sets forth the lease term:

Lease Term	Address	Space (square meters)
December 1, 2025 to November 30, 2026	1376-7 Oba, Kasukabe City, Saitama Prefecture, Grandage 3, Takebashi 408 Japan 344-0021	200

ITEM 3. LEGAL PROCEEDINGS

Litigation Relating to Unauthorized Corporate Actions and Control Disputes

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

The Company remains under the control of its current board of directors.

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

On December 1, 2025, the WY District Court granted the Company’s motion for summary judgment and denied the plaintiffs’ cross-motion for summary judgment, finding that plaintiffs do not have statutory standing to bring this action and therefore have failed to state a claim upon which relief can be granted.

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

On January 6, 2026, the NY Court entered an order denying the Company’s motion to dismiss. The Company appealed the order. As of the date of this report, the appeal remains pending.

The Company intends to continue to vigorously defend against the claims asserted.

In addition, on June 20, 2025, Zheng Dai and his affiliates filed a new action against the Company in the Wyoming Chancery Court, asserting claims for breach of loan contracts and related causes of action.

On August 11, 2025, the Company moved to dismiss the case on the grounds of forum non conveniens, and stated in its motion that it intended to dispute the existence of the alleged loans.

On October 8, 2025, the Wyoming Chancery Court denied the Company’s motion to dismiss. On or around October 22, 2025, the Company filed its Answer and Counterclaims, denying that it entered into any oral loan agreements with plaintiffs as alleged in the complaint. The Company also asserted various counterclaims, including abuse of process, malicious prosecution, civil conspiracy, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, interference with contractual or prospective economic relations, and breach of the obligation of good faith and fair dealing.

On November 10, 2025, the plaintiffs moved to dismiss the Company’s counterclaims. The Company opposed. On February 6, 2026, the Wyoming Chancery Court granted the motion in part and denied it in part, dismissing the abuse of process counterclaim while allowing the remaining counterclaims to proceed.

As of the date of this report, the matter is in the discovery phase. The Company intends to continue to vigorously defend against the claims asserted and pursue its counterclaims against the plaintiffs.

Litigation Relating to Alleged Oral Loan Agreements

The Company is a defendant in a civil action pending before the Wyoming Chancery Court, captioned Wenwen Yu, et al. v. Next Technology Holding, Inc. f/k/a WeTrade Group, Inc., Case No. CH-2025-0000016.

The Complaint was filed on or around June 20, 2025, asserting claims primarily for breach of alleged oral loan agreements, along with related causes of action. Plaintiffs seek damages in the aggregate amount of approximately US$2,064,108, plus additional amounts denominated in Hong Kong dollars, together with interest, attorneys’ fees, and costs.

On or around October 22, 2025, the Company filed its Answer and Counterclaims, denying that it entered into the alleged oral loan agreements and denying that Plaintiffs are entitled to any relief.

On or around October 30, 2025, the Court entered a Case Management and Scheduling Order, setting trial to commence on September 1, 2026. The matter is currently in the discovery phase. The Company intends to continue to vigorously defend against the claims asserted. The Company is unable at this time to predict the outcome of this litigation or estimate the range of potential loss, if any, given that the matter is in the early stages of discovery.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “NXTT”.

The last reported sales price for our shares of common stock on the Nasdaq Capital Market as of December 31, 2025 was $6.03 per share.

Transfer Agent

The transfer agent for our common stock is Transhare Corporation. The transfer agent’s telephone number and address are (303) 662-1112 and Bayside Center 1,17755 US Highway 19 N, Suite 140, Clearwater FL 33764.

Holders

As of the close of business on March 31, 2026, there were approximately 370 holders of record of our common stock.

Dividends

On August 8, 2025, our board of directors unanimously approved a dividend policy (the “Policy”), which took effective on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. No dividends were declared for the year ended December 31, 2025.

Recent Sales of Unregistered Securities

Unless otherwise indicated, all share and per share figures presented in this subsection reflect the number of shares as issued at the time of the respective transactions and have not been adjusted to give retroactive effect to the 200-for-1 reverse stock split effected by the Company on September 16, 2025.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month of our fiscal year ended December 31, 2025.

Nasdaq Listing Compliance

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “NXTT”. During the fiscal year ended December 31, 2025, we received several notices from the Staff of Nasdaq (the “Staff”) regarding our compliance with continued listing requirements:

●	Minimum Bid Price: On April 14, 2025, we were notified of non-compliance with the $1.00 minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). On May 28, 2025, we received written confirmation from Nasdaq that we had regained compliance, and the matter was closed.

●	Annual Meeting Requirement: On January 7, 2025, we received notice of non-compliance with Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) for failing to hold an annual meeting of stockholders within 12 months of our 2023 fiscal year-end. We regained compliance on June 24, 2025, following our annual meeting held on June 20, 2025.

●	Operating Business Determination: On August 25, 2025, we received a Delisting Notice from the Staff indicating that, pursuant to Nasdaq Listing Rule 5101, the Staff believed the Company no longer had an operating business and was a “public shell”. We timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) on September 2, 2025, which stayed any delisting action. Following our submission of written materials, telephonic discussions with the Staff and filing of Current Report on Form 8-K on September 26, 2025, disclosing the Company’s recent business development, Nasdaq withdrew its delisting determination on September 29, 2025, confirming the Company does have an operating business and is not a “public shell”. This matter is considered closed, and our common stock remains listed on the Nasdaq Capital Market.

There can be no assurance that we will not receive additional deficiency notices in the future or that we will be able to maintain continued compliance with all Nasdaq listing requirements.

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

Overview

Next Technology Holding Inc was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold Bitcoin.

Software development

We provide AI-enabled software development services to our potential customers in USA, Hong Kong, Singapore, Malaysia, Japan and other Asian markets, which included developing, designing and implementing various SaaS software solutions for business of all types, including industrials and other businesses.

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

Bitcoin Acquisition Strategy

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

Change of Officer and Director

On December 10, 2025, Mr. Lichen Dong tendered his resignation as a Chairman of the Board, the Nominating Committee, Compensation Committee and Audit Committee of the Company, effective December 10, 2025, which were previously disclosed in a Current Report on Form 8-K filed on December 12, 2025.

As of the end of 2025:

1. Mr. Jianbo Sun is the temporary Chairman of the Board after Mr Lichen Dong resigned on December 10, 2025.

2. The Audit Committee of the Company is composed of all three independent directors (Tian Yang, Jianbo Sun, and Qi Wang) as members, and Tian Yang is the Chair of the Audit Committee. Mr. Lichen Dong resigned as a member of our Board and any committee thereof, effective December 10, 2025.

3. The Nominating Committee of the Company is composed of all three independent directors (Tian Yang, Jianbo Sun, and Qi Wang) as members, and Qi Wang is the Chair of the Nominating Committee. Mr. Lichen Dong resigned as a member of our Board and any committee thereof, effective December 10, 2025.

4. The Compensation Committee of the Company is composed of all three independent directors (Tian Yang, Jianbo Sun, and Qi Wang) as members, and Jianbo Sun is the Chair of the Compensation Committee. Mr. Lichen Dong resigned as a member of our Board and any committee thereof, effective December 10, 2025.

Each of Tian Yang, Jianbo Sun, and Qi Wang qualifies as an independent director under rules of The Nasdaq Stock Market, and does not have a family relationship with any director or executive officer of the Company, and has not been involved in any transaction with the Company during the past two years that would require disclosure under Item 404(a) of Regulation S-K.

On March 9, 2026, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders of us elected Wenbo Li, Guang Cui, Gwanggeun Jo, and Hsiu Wu (collectively, the “Directors”) to serve on the Board of Directors (the “Board”) of us until our next annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until their earlier resignation or removal. Each of the Directors is an independent director as defined under Nasdaq listing standards and SEC rules.

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the fiscal years ended December 31, 2025 and 2024.

For the Years Ended December 31, 2025 and 2024

	For the years ended December 31,			% of
	2025	2024	Change	Change

Service revenue	$11,614,772	$1,800,000	9,814,772	545.3%
Cost of revenue	(9,858,178)	(730,000)	(9,128,178)	1,250.4%
Gross Profit	1,756,594	1,070,000	686,594	64.2%
Operating expenses
General and administrative expenses	(66,722,208)	(1,086,804)	(65,635,404)	6,039.3%
Selling and marketing expenses	(750,184)	-	(750,184)	NA
Research and development expenses	(14,482,899)	-	(14,482,899)	NA
Total operating expenses	(81,955,291)	(1,086,804)	(80,868,487)	7,440.9%
Loss from operations	(80,198,697)	(16,804)	(80,181,893)	477,159.6%
Impairment of long-term investment	-	(13,396,000)	13,396,000	(100.0)%
Other income	279,747,388	43,190,557	236,556,831	547.7%
Income before income tax expenses	$199,548,691	$29,777,753	169,770,938	570.1%
Income tax expenses	(56,383,743)	(8,234,503)	(48,149,240)	584.7%
Net income from continuing operation	143,164,948	21,543,250	121,621,698	564.5%

(a)	In July 2024, we dissolved our subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinuing operation under ASC 205-20. We retrospectively adjusted the above comparative statements of change in stockholders’ equity for the year ended December 31, 2024.

(b)	On September 16, 2025, we effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

Revenue from Operations

Revenue is primarily derived from AI software development services and SaaS software solutions provided to industrial and other business customers.

For the years ended December 31, 2025 and 2024, we generated total revenue of $11.61million and $1.80 million, respectively. The significant increase in revenue for the year ended December 31, 2025 compared to 2024 was primarily driven by the execution of four commercial customer agreements during 2025 with customers operating in the hotel management, smart water-system management, and cryptocurrency mining industries.

Under these agreements, we provide AI-enabled monitoring and management systems built on our proprietary technology platform, along with related customization, implementation, training, and ongoing support services tailored to each customer’s specific operational requirements. These arrangements generally include recurring subscription and service fees payable in installments over the contract term.

The aggregate committed contract value of these four agreements is approximately $12.59 million. Revenue under these contracts is recognized over time as we perform services and deliver customized solutions. As a result, revenue growth in 2025 reflects both new contract execution and progress made toward completion of performance obligations during the year.

Cost of revenue

Cost of revenue primarily consists of personnel-related expenses, including salaries, benefits, and share-based compensation for employees involved in system development and implementation, as well as costs associated with outsourced development personnel and third-party vendors. These expenses also include other direct system development and delivery costs.

For the fiscal year ended December 31, 2025, cost of revenue was $9.86 million, compared to $0.73 million for the fiscal year ended December 31, 2024. The notable rise of $9.13 million was mainly driven by increased utilization of external vendors and outsourced development resources, as well as higher personnel expenses resulting from an increase in headcount to support revenue growth.

Gross Profit

Our gross profit increased by $0.69 million, or 64.2%, from $1.07 million for the year ended December 31, 2024 to $1.76 million for the year ended December 31, 2025. The gross margin decreased from 59.4% for the year ended December 31,2024 to 15.1% for the year ended December 31, 2025. The decrease in gross margin was primarily due to a shift in our project mix toward more complex and resource-intensive engagements during the year. Several key projects required accelerated delivery schedules and specialized technical capabilities that were not available internally within the required timeframe. As a result, we engaged certain third-party vendors with the necessary expertise, which increased our cost of revenue. These incremental costs were specific to the projects undertaken during the year and are not expected to represent a structural change in our long-term cost profile.

Selling and Marketing Expenses

Selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) compensation and benefits for sales personnel, and (iii) travel and other routine office expense. All expenses are recognized in the period in which the related services occur or the benefits are received.

For the fiscal year ended December 31, 2025, selling and marketing expenses was $0.75 million, compared to nil for the fiscal year ended December 31, 2024. The increase was primarily attributable to:(i) higher payroll and bonus expenses, as we recorded performance-based bonuses for sales management personnel in line with the significant increase in sales revenue and cash collections during the year; and (ii) increased advertising and promotional expenses, reflecting expanded marketing activities to support revenue growth and customer acquisition.

We believe that the increase in selling and marketing expenses is consistent with our business expansion and revenue growth strategy. The performance-based compensation structure aligns sales incentives with operating results and cash recovery, supporting sustainable growth.

Research and Development Expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and share-based compensation.

For the fiscal year ended December 31, 2025, research and development expenses was $14.48 million, compared to nil for the fiscal year ended December 31, 2024. The notable increase of $14.48 million is primarily attributed to: (i) share-based compensation expenses of $12.89 million, reflecting equity incentives granted to attract and retain key technical personnel; and (ii) Professional service fees of $1.57 million, mainly related to outsourced software development and technical consulting services.

The significant increase in R&D expenses reflects our strategic commitment to expanding its research capabilities and investing in new technology domains. We believe that these investments are critical to enhancing product innovation, strengthening long-term competitiveness, and supporting sustainable growth. While such expenditures increased operating expenses in the current period, they are expected to generate long-term value by accelerating technology development and market expansion.

General and Administrative Expenses

General and administrative expenses also consisted of (i) salary, welfare and share-based compensation for general and administrative personnel, (ii) office expense, and (iii) professional service fees and others.

For the fiscal year ended December 31, 2025, general and administrative expenses was $66.72 million, compared to $1.09 million for the fiscal year ended December 31, 2024. The significant increase was primarily attributable to:

(i)	a substantial increase in share-based compensation expenses, resulting from the grant of equity awards to certain individuals who made significant contributions to the Company’s survival, strategic transformation, and long-term development. The recognition of these equity awards led to a material increase in non-cash compensation expenses during the fiscal year ended December 31, 2025; and;

(ii)	Higher professional service fees, as we engaged professionals to support key strategic initiatives and corporate development activities, including strategic advisory, legal, and consulting services.

We believe that these expenditures were necessary to strengthen our governance structure, enhance capital market readiness, and support its long-term strategic objectives. While such expenses materially increased operating costs for the year ended December 31, 2025, they reflect the Company’s continued investment in organizational capability and capital formation efforts.

Impairment of long-term investment

In April 2024, there were 3,940,000 shares issued with the total amount of $13.40 million for the acquisition of 20% of an associate company.

We have conducted an impairment test on this long-term equity investment in accordance with ASC820 and has fully provided for impairment losses for the year ended December 31, 2024.

Other income, net

For the fiscal year ended December 31, 2025 and 2024, other income were $279.75 million and $43.19 million, respectively. The significant increase in other income for the year ended December 31, 2025 was primarily attributable to the appreciation in the fair value of our Bitcoin holdings, which resulted in higher unrealized gains recognized during the period. Fluctuations in Bitcoin market prices materially affect our reported results of operations, and we expect such volatility to continue to impact our financial performance in future periods.

Income tax expenses

For the fiscal years ended December 31, 2025 and 2024, we recorded income tax expenses of $56.38 million and $8.23 million, respectively. The increase in income tax expenses was primarily due to the significant increase in our taxable income, mainly driven by higher other income recognized from Bitcoin value appreciation in 2025. Our income tax expenses may continue to fluctuate in future periods depending on changes in our profitability, the fair value movements of digital assets, and applicable tax regulations.

Net income from continuing operation

As a result of the factors described above, for the fiscal years ended December 31, 2025 and 2024, there was a net income from continuing operation of $143.16 million and $21.54 million, respectively. The increase is mainly due to gain in fair value in digital assets and offset by increase in income tax expenses and impairment loss of long-term investment.

The following chart provides a summary of our balance sheets as of December 31, 2025 and 2024, respectively. It should be read in conjunction with the financial statements, and notes thereto.

Balance Sheets Analysis

	December 31, 2025	December 31, 2024

Cash and cash equivalents	$5,623,944	$668,387
Digital assets	516,153,485	78,322,430
Accounts receivable, net	354,772	1,800,000
Prepayments and prepaid expenses	1,999,213	12,125,500
Total assets	$524,131,414	$92,916,317
Accounts payable	751,322	730,000
Amount due to related parties	660,259	972,000
Income tax payable	130,415	130,415
Accrued expense and other payables	2,393,667	1,221,337
Deferred tax liabilities	64,616,342	8,234,503
Total liabilities	$68,552,005	$11,288,255
Total stockholders’ equity	$455,579,409	$81,628,062

*	In July 2024, we dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. We retrospectively adjusted the above comparative consolidated balance sheets in prior year.

*	On September 16, 2025, we effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

As of December 31, 2025, we had total assets of $524.13 million, which mainly consisted of $5.62 million in cash and cash equivalents, $516.15 million in digital assets, and $2.35 million in accounts receivable, net and prepayments and prepaid expenses; we had total liabilities of $68.55 million which consisted of $0.75 million in accounts payable, $0.66 million in amount due to related parties, $0.13 million in income tax payable, $2.39 million in accrued expense and other payables and $64.62 million in deferred tax liabilities; we had total stockholders’ equity of $455.58 million.

As of December 31, 2024, we had total assets of $92.92 million, which mainly consisted of $0.67 million in cash, $78.32 million in digital assets, and $13.93 million in other receivables and prepayments and prepaid expenses; we had total liabilities of $11.29 million which consisted of $0.73 million in accounts payable, $0.97 million in amount due to related parties, $0.13 million in income tax payable, $1.22 million in accrued expense and other payables and $8.24 million in deferred tax liabilities; we had total stockholders’ equity of $81.63 million.

Liquidity and Capital Resources

Our primary sources of liquidity have been through the operation of our business and financing activities, which have historically been sufficient to meet our working capital, our business needs, as well as our capital expenditure requirements. As of December 31, 2025, we had cash and cash equivalents of $5.62 million. As of and for the year ended December 31, 2025, we had a positive working capital of $520.20 million, net cash used in operating activities of $3.07 million, and a net income of $143.16 million.

We believe that our existing cash and cash equivalents, cash flow we expect to generate from future operating activities, net proceeds we expect to receive from the issuance of ordinary shares, capital allocation strategy, will be sufficient to meet our anticipated working capital requirements, and capital expenditures in the ordinary course of business for the next 12 months.

We may, however, need additional cash resources in the future if we experience changes in business conditions or other developments, or if we find and wish to pursue opportunities for investments, acquisitions, capital expenditures or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to issue equity or debt securities or obtain additional credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows Analysis

The following table sets forth a summary of our cash flows for the years indicated:

	For the years ended December 31,
	2025	2024

Net cash flows used in continued operating activities:	$(3,074,693)	$-
Net cash flows used in discontinued operating activities:	-	-
Net cash flows used in operating activities:	(3,074,693)	-
Net cash flow used in continued investing activities:	-	-
Net cash flow used in discontinued investing activities:	-	-
Net cash flows used in investing activities:	-	-
Net cash provided by continued financing activities	8,030,250	-
Net cash provided by discontinued financing activities:	-	-
Net cash provided by financing activities:	8,030,250	-
Effect of exchange rate changes on cash	-	-
Change in Cash and Cash Equivalents:	4,955,557	-
Cash and Cash Equivalents, Beginning of Year	668,387	668,387
Cash and Cash Equivalents, End of Year	$5,623,944	$668,387

*	In July 2024, we dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinued operation under ASC 205-20. We retrospectively adjusted the above comparative consolidated cash flows in prior year.

Operating activities

For the year ended December 31, 2025, net cash flows used in continuing operating activities amounted to $3.07 million. This resulted from net income from continuing operations of $143.16 million, adjusted for non-cash and working capital items. Positive adjustments to operating cash flows included $76.80 million of share-based compensation, $56.38 million of deferred tax expense, and a $0.88 million decrease in liabilities. These were partially offset by a $279.75 million non-cash fair value gain on digital assets and a $0.55 million increase in assets.

Net cash flows used in continued operating activities was nil in 2024, primarily due to net income from continuing operation of $21.54 million, adjusted for (i) fair value gain on digital asset of $43.18 million, (ii) impairment of long-term investment of $13.40 million, (iii) deferred tax expense of $8.23 million, and (iv) an increase in assets of $0.8 million and an decrease in liabilities of $0.81 million.

Investing activities

Our continuing cash flow used in investing activities was nil for the fiscal year ended December 31, 2025.

Our continuing cash flow used in investing activities was nil for the fiscal year ended December 31, 2024.

Financing activities

Cash generated from financing activities was $8,030,250 for the year ended December 31, 2025.

Cash generated from financing activities was nil for the year ended December 31, 2024.

Capital Expenditures

There were no capital expenditures during the fiscal years ended December 31, 2025 and 2024. However, future capital expenditures will be made to support the expected growth of the business.

Commitments

As of December 31, 2025 and 2024, we did not have any commitments.

Capital commitments

As of December 31, 2025 and 2024, we did not have any capital commitments.

Inflation

Inflation does not materially affect our business or the results of our operations.

Post-Balance Sheet Events

On March 9, 2026, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders of us elected Wenbo Li, Guang Cui, Gwanggeun Jo, and Hsiu Wu (collectively, the “Directors”) to serve on the Board of Directors (the “Board”) of us until our next annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until their earlier resignation or removal. Each of the Directors is an independent director as defined under Nasdaq listing standards and SEC rules.

On March 25, 2026, the Company entered into a registered direct offering agreement with twenty investors, pursuant to which the Company agreed to issue and sell 71,381,818 shares of its common stock at a purchase price of USD 1.10 per share. In addition, the Company agreed to issue to the investors up to 71,381,818 pre-funded warrants, each at a purchase price of USD 1.099. The total gross proceeds from the offering approximately was US$157 million. The transaction was completed on March 26, 2026.

As of March 31, 2026, there were 76,264,374 shares of common stock outstanding.

Critical Accounting Policies

We prepare our financial statements in accordance with generally accepted accounting principles of the United States (“U.S. GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financial statements are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Revenue recognition

We apply ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), for all periods presented. Under ASC 606, revenue is recognized when we transfer promised services to a customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those services.

ASC 606 requires us to apply a five-step model to recognize revenue: (i) identify the contract with a customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue as the performance obligations are satisfied.

We report all of our revenues on a gross basis. This determination is based on our assessment that it is the principal in our revenue arrangements. We control delivery of customized development services through its proprietary platform, is primarily responsible for fulfillment, sets pricing, and bears credit risk.

We provide development, design, and implementation services built on its proprietary pre-existing technology platform. The platform license and related development activities are highly interdependent and are accounted for as a single performance obligation. Revenue is recognized over time because the services create a customized asset with no alternative use and we have an enforceable right to payment for performance completed to date. Progress is measured using the cost-to-cost input method (actual costs incurred relative to total estimated costs). Contracts do not contain return or refund provisions. We provide assurance-type warranties only; related costs are recorded in cost of revenue and have not been material historically.

We provide stand-alone maintenance and support that is separately priced and contracted and constitutes a distinct performance obligation. These services are billed monthly in arrears, and revenue is recognized ratably over the monthly service period as the services are provided. Amounts billed in arrears are recorded as accounts receivable when the service is provided. Advance billings, when applicable, are recorded as contract liabilities, which are not significant given our usual billing practices.

Accounts receivable represent unconditional rights to consideration for services provided in accordance with contractual billing schedules, which are typically monthly in arrears. Contract liabilities primarily relate to any advance billings and are not significant.

For the years ended December 31, 2025 and 2024, all revenue recognized over time amounted to $11,614,772 and $1,800,000, respectively. For the years ended December 31, 2025 and 2024, all revenue from software development services amounted to $11,614,772 and $1,800,000, respectively.

Use of Estimate

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include revenue recognition, the allowance for expected credit losses, recognition and measurement of share-based compensation, deferred tax liabilities, deferred tax assets and valuation allowance.

Accounts receivable

Accounts receivable represents those receivables derived in the ordinary course of business, net of an allowance for any potentially uncollectible amounts. We make estimates of expected credit and collectability trends for the allowance for credit losses based upon our assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of our customers, current economic conditions, reasonable and supportable forecasts of future economic conditions that may vary by geography, customer-type, or industry sub-vertical, and other factors that may affect its ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of comprehensive income.

Although we have historically not experienced significant credit losses, we may experience increasing credit loss risks from accounts receivable in future periods if our customers are adversely affected by economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors, and actual experience in the future may differ from our past experiences or current assessment.

As of December 31, 2025 and 2024, accounts receivable from customers amounted to $354,772 and $1,800,000, respectively, there is no allowance provided as the receivables has been settled in March 2026.

Share-based compensation

We grant our common stocks to eligible employees and non-employees. We account for share-based awards issued to employees in accordance with ASC Topic 718 Compensation – Stock Compensation.

Employees’ share-based awards and non-employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses: a) immediately at grant date if no vesting conditions are required; or b) using graded vesting method, net of estimated forfeitures, over the requisite service period, which is the vesting period.

We recognize the estimated compensation cost of RSUs and common stocks based on the fair value of common stocks on the date of the grant. We recognize the compensation cost, net of estimated forfeitures, over a vesting term for service-based RSUs.

We also recognize the compensation cost of performance-based share awards, net of estimated forfeitures, if it is probable that the performance condition will be achieved at the end of each reporting period. Forfeitures are estimated at the time of grant and revised in the subsequent periods if actual forfeitures differ from those estimates.

Deferred income tax assets and deferred income tax liabilities

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

Our Company in Wyoming is subject to U.S. federal income tax at 21% and a state income tax rate of nil. We have considered U.S. withholding tax implications in our deferred tax liability calculations for unremitted earnings of U.S. subsidiaries. A deferred tax liability has been recognized for the withholding tax that would be due upon distribution of earnings to foreign shareholders. For the periods presented, no additional capital gain tax provision is required as there is no plan to dispose of the investment in foreign subsidiaries.

We have a subsidiary in Hong Kong and BVI. The Hong Kong subsidiary is subject to tax in Hong Kong, and the BVI subsidiary is generally not subject to income tax under BVI laws. As a result of our future business activities, we will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Hong Kong.

Recent Accounting Pronouncements

A list of recent relevant accounting pronouncements is included in Note 2 “Summary of Principal Accounting Policies” of our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2025 and 2024 are set forth on pages F-1 to F-28 immediately following the signature page to this annual report. See Item 15 for a list of the financial statements included herein.

Nasdaq Compliance Matters

The Company’s common stock is listed on the Nasdaq Capital Market. During 2025, the Company resolved three separate listing deficiencies: (i) a minimum bid price deficiency received on April 14, 2025, cured on May 28, 2025; (ii) an annual meeting deficiency received on January 7, 2025, cured on June 24, 2025; and (iii) a delisting notice received on August 25, 2025, alleging the Company was a “public shell” under Rule 5101.

Following the Company’s request for a hearing and subsequent submissions to Nasdaq, on September 29, 2025, the Staff of Nasdaq withdrew the delisting notice, confirming the Company is not a “public shell”. As of the date of these financial statements, the Company is in compliance with all applicable Nasdaq continued listing requirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Independent Registered Public Accounting Firm

Following discussions among the Audit Committee of the Board of Directors (the “Audit Committee”) of Next Technology Holding Inc. (the “Company”), on January 21, 2026, the Audit Committee and management of the Company elected to change the Company’s independent registered public accounting firm by dismissing JWF Assurance PAC (“JWF”) and engaging CHI-LLTC (“CHI”), with the change becoming effective on that date. The decision to change the Company’s independent registered public accounting firm from JWF to CHI was based on the Company’s desire to engage an accounting firm that it believes will be a better fit for the Company’s operations and easier to collaborate with going forward. The change was not the result of any disagreement between the Company and JWF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

JWF’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. JWF has served as the Company’s independent registered public accounting firm since 2023.

During the Company's fiscal years ended December 31, 2024 and 2023, and the subsequent interim period preceding the change in auditor from JWF to CHI, there were no (a) “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and JWF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of JWF, would have caused JWF to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, or (b) “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Engagement of New Independent Registered Public Accounting Firm

On January 21, 2026, the Audit Committee engaged CHI to serve as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025 and subsequent periods.

During the Company’s fiscal years ended December 31, 2024 and 2023 and the subsequent interim period through January 21, 2026, neither the Company nor anyone on its behalf consulted CHI regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by CHI to the Company that CHI concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a disagreement (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) lack of US GAAP expertise in finance team; (ii) a lack of segregation of duties within accounting functions; and (iii) the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of December 31, 2025, we did not maintain effective internal control over financial reporting.

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

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth information regarding each of our current directors and executive officers:

Name:	Age:	Positions with the Company:
Weihong Liu	32	Chief Executive Officer (Principal Executive Officer)
Nan Ding	46	Chief Operating Officer
Eve Chan	42	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
Hongliang Liu	39	Chief Technology Officer
Hsiu Wu	34	Director, Chairman of the Board, and Chair of Nominating Committee
Wenbo Li	47	Director and Chair of Audit Committee
Guang Cui	55	Director and Chair of Compensation Committee
Gwanggeun Jo	35	Director

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

Mr. Hongliang Liu, Chief Technology Officer

Dr. Liu has more than ten years of technical and managerial experience in system development, SaaS architectures, and AI/ML-driven enterprise solutions. His prior roles include serving as a Technical Expert in the R&D division of Chint Group Corp. since 2022 and as a Postdoctoral Researcher and Technical Lead at Ningshui Group from 2017 to 2021. Dr. Liu holds a Ph.D. in Electrical Engineering from the University of Technology of Compiègne of the Sorbonne University Group. His background in advanced software systems, patent-generating innovation, and participation in industry standardization supports the Company’s ongoing development of next-generation technology platforms.

Hsiu Wu, Director, Chairman of the Board

Mr. Hsiu Wu is an investor and corporate governance professional with nearly a decade of experience in early-stage technology investing across artificial intelligence, high-performance computing, and blockchain infrastructure. From 2021 to 2025, Mr. Wu operated Eminent Vision Capital in Singapore, leading investments in AI infrastructure, high-performance computing, and Web 3.0 data-protocol startups, and advising on strategic planning and commercial development. Previously, from 2015 to 2020, he served as an Investment Manager in the direct private equity division of Standard Chartered Bank, focusing on technology and financial services investments across the Asia-Pacific region and participating in multiple cross-border M&A and equity transactions. He brings a broad Asia-Pacific perspective and strong cross-cultural communication skills, along with distinctive insights into technology trends, capital markets, and risk governance. Mr. Wu holds a Bachelor of Computing degree in Computer Science from the National University of Singapore and a Master in Management degree from NEOMA Business School in France.

Wenbo Li, Director

Mr. Wenbo Li is a hands-on management professional with nearly two decades of experience in industrial automation and digital transformation. Since 2018, Mr. Li has served as Business Development Director of the IoT Business Unit at Advantech Co., Ltd., where he has been responsible for strategic planning and execution, with a focus on smart factory and equipment automation solutions. He successfully transformed the unit from traditional hardware sales to an integrated “hardware + software + platform” solution provider. From 2012 to 2018, Mr. Li served as Asia-Pacific Business Development Director at Rockwell Automation, where he expanded emerging markets in the Asia-Pacific region, led three strategic acquisitions and joint ventures in Southeast Asia, and integrated local sales and service networks to establish new growth drivers. From 2006 to 2012, he worked at Neusoft Corporation, advancing from Senior Consultant to management roles, delivering ERP, MES, and other digital transformation consulting services to large manufacturing enterprises, and building a solid technical foundation and project management expertise. Mr. Li possesses extensive experience in driving digital transformation through Industrial IoT and SaaS models, spanning technology, market development, and M&A integration, and combines project expertise with a global perspective. He holds a Bachelor’s degree in Computer Science and Technology from Jilin University, China, and a Master’s degree in Information Technology from The University of Queensland, Australia.

Guang Cui, Director

Mr. Guang Cui has nearly three decades of experience in software engineering, system architecture, and technical management across the telecommunications, finance, and technology industries. Since 2021, he has served as an independent technical consultant, providing system architecture and technology innovation consulting to multiple technology companies. From 2016 to 2020, he was Senior Technical Manager in the FinTech Division of the Royal Bank of Canada, overseeing technical architecture and R&D for global payment systems. Between 2005 and 2015, he was a system architect and technical director at Oracle Corporation, leading enterprise-level cloud service architecture and database system development, and from 1996 to 2004, he served as a technical leader at Nortel Networks, focusing on core communication protocol development and team management. Mr. Cui brings deep expertise in large-scale distributed systems, enterprise software development, technical risk management, and cross-border team leadership, with a strong understanding of both North American and Asian technology markets. He holds a Bachelor of Science degree in Computer Science from the University of Toronto and a Master of Engineering degree in Electrical and Computer Engineering from the University of Waterloo.

Gwanggeun Jo, Director

Mr. Gwanggeun Jo has a strong background in digital assets and blockchain, with experience spanning strategic investments, institutional services, and technology research. Since 2023, he has served as a Senior Manager in the Strategic Investments department at Binance, leading due diligence and investment execution in emerging digital asset sectors. From 2021 to 2022, he worked as an Institutional Client Manager at Upbit, gaining insight into institutional-grade service models and compliance frameworks, and from 2019 to 2021, he served as a Blockchain Researcher at Dunamu, where he developed a systematic understanding of blockchain technology and market evolution. Mr. Jo began his career in 2016 as a Product Strategy Analyst in the FinTech Innovation Department of Naver, one of South Korea’s leading internet companies. He is skilled in synthesizing analytical methodologies and integrating advanced digital technologies with traditional financial structures to support sustainable business growth. Mr. Jo holds a Bachelor’s degree in Computer Science and a Master’s degree in Finance from Korea University.

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

Audit Committee

Our Audit Committee consists of Wenbo Li (Chair), Guang Cui, Gwanggeun Jo, and Hsiu Wu. Each member of the Audit Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and meet the independence standards under Rule 10A-3 under the Exchange Act. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The Audit Committee is responsible for, among other things:

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

Compensation Committee

Our Compensation Committee consists of Guang Cui, (Chair), Wenbo Li, Gwanggeun Jo and Hsiu Wu. Each of the Compensation Committee members satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. Our Compensation Committee will assist the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers. No officer may be present at any committee meeting during which such officer’s compensation is deliberated upon. The Compensation Committee will be responsible for, among other things:

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

Nominating Committee

Our Nominating Committee consists of Hsiu Wu (Chair), Wenbo Li, Guang Cui, and Gwanggeun Jo. Each member of the Nominating Committee will satisfy the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market. The nominating committee will assist the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The Nominating Committee will be responsible for, among other things:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to compensation for the years ended December 31, 2025 and 2024, earned by or paid to our chief executive officer and principal executive officer, our principal financial officer, and our other most highly compensated executive officers whose total compensation exceeded US$2,000 (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weihong Liu	2025	24,000	563,000	-	-	-	-	587,000	(1)
CEO	2024	22,000	-	-	-	-	-	22,000
Eve Chan	2025	24,000	-	-	-	-	-	24,000	(2)
CFO	2024	4,000	-	-	-	-	-	4,000
Ken Tsang	2025	-	-	-	-	-	-	-	(3)
Former CFO	2024	18,000	-	-	-	-	-	18,000
Nan Ding	2025	24,000	-	-	-	-	-	24,000
COO	2024	24,000	-	-	-	-	-	24,000
Hongliang Liu	2025	20,000	-	-	-	-	-	20,000	(4)
CTO	2024	-	-	-	-	-	-	-

(1)	Such amounts were accrued based on his appointment date in 2024. Mr. Weihong Liu was appointed as the CEO of the Company on January 31, 2024.

(2)	Such amounts were accrued based on her appointment date in 2024. Ms. Eve Chan was appointed as the CFO of the Company on October 21, 2024.

(3)	Such amounts were accrued based on his appointment date in 2024. Mr. Ken Tsang was appointed as the CFO of the Company on December 13, 2023, and resigned from his position on October 21, 2024.

(4)	Such amounts were accrued based on his appointment date in 2025. Mr. Hongliang Liu was appointed as the CTO of the Company on March 1, 2025.

Employment Agreements

Our employment agreements with our officers generally provide employment for a specific term and set annual salaries, health insurance, pension insurance, paid vacation, and family leave time. The agreement may be terminated by either party as permitted by law.

We have entered into an independent director service agreement with each of the following directors of ours: Wenbo Li, Guang Cui, Gwanggeun Jo, and Hsiu Wu.

We entered into a Resignation and Release Agreement with Mr. Lichen Dong, our Chairman, pursuant to which Mr. Dong resigned as a member of the Board and any committee there, effective December 10, 2025. Pursuant to such agreement, we are required to pay a one-time cash payment in the amount of $120,000 to Mr. Dong within 90 business days from the date of his resignation. As of the date of this report issued, the Company has paid in full the $120,000 cash payment to Mr. Dong in satisfaction of its obligations under the Resignation and Release Agreement. The Resignation and Release Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2025.

Director Compensation

The following table sets forth compensation information with respect to our non-executive directors during our fiscal year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation ($)	Total ($)
Lichen Dong	60,000	-	-	-	-	-	60,000	(1)
Tian Yang	30,333	-	-	-	-	-	30,333	(2)
Mahesh Thapaliya	12,000	-	-	-	-	-	12,000	(3)
Jianbo Sun	30,333	-	-	-	-	-	30,333	(2)
Qi Wang	12,000	-	-	-	-	-	12,000	(2)

(1)	Such amounts were accrued based on his appointment date in 2025. Mr.Lichen Dong was appointed as a director of the Company on December 11, 2023, and resigned from his position on December11, 2025. The Company made a full cash payment to Mr. Dong in satisfaction of its obligations under the Resignation and Release Agreement on March 16, 2026.

(2)	Each of Tian Yang, Qi Wang and Jianbo Sun has elected not to stand for re-election at the Annual Meeting and retire from the Board effective as of the date of the Annual Meeting when his current term as director expires.

(3)	Such amounts were accrued based on his appointment date in 2025. Mr.Mahesh Thapaliya was appointed as a director of theCompany on December 11, 2023, and resigned from his position on June 30, 2025.

The initial term on employment agreements shall automatically be extended on a yearly basis unless either party gives written notice to the other party 60 days prior to the expiration of the initial term stating that such party does not wish to extend the agreement.

For the fiscal year ended December 31, 2025, the Company did not grant any equity-based awards to its named executive officers or directors under the 2025 Equity Incentive Plan. While these individuals are eligible to participate in the Plan, management and the Board elected to prioritize direct share issuances to external consultants and strategic partners during the period to preserve cash and align external interests with Company growth.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

At the Company’s 2024 annual meeting of stockholders, our stockholders approved the Next Technology Holding Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of up to 80,000,000 shares of common stock to eligible employees, directors, and consultants of the Company. The purpose of the 2025 Plan is to attract, retain, and motivate personnel and advisors by aligning their interests with those of stockholders. On July 3, 2025, the Company filed a Registration Statement on Form S-8 (File No. 333-288503), registering 80,000,000 shares of common stock issuable under the 2025 Plan. Thereafter, the Company issued 70,000,000 shares of common stock under the 2025 Plan. Following the Company’s 200-for-1 reverse stock split effected on September 16, 2025, the remaining 10,000,000 unissued shares of common stock registered by such S-8 were proportionately reduced to 50,000 shares. On September 29, 2025, the Company filed another Registration Statement Form S-8 to register additional 9,950,000 shares of common stock, resulting in an aggregate of 10,000,000 shares registered and available for issuance under the 2025 Plan following the reverse stock split.

As of December 31, 2025, the Company has issued 72,020,000 shares of common stock to consultants for services rendered under the 2025 Plan, and 7,980,000 shares remain available for future issuance. Of the issued shares, 70,000,000 shares were issued prior to the Company’s 200-for-1 reverse stock split effected on September 16, 2025 and 2,020,000 shares were issued after the reverse stock split.

The following table sets forth information regarding the 2025 Plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None(1)	N/A	7,980,000	(2)
Equity compensation plans not approved by security holders
Total	None	N/A	7,980,000

(1)	As of December 31, 2025, no awards, including options, warrants, or restricted stock units, have been granted to any of the Company’s directors or executive officers under the 2025 Equity Incentive Plan.

(2)	The 2025 Plan authorizes the issuance of up to 80,000,000 shares of common stock. Pursuant to Wyoming law and the Company's charter documents, the number of shares authorized under the 2025 Plan was not adjusted as a result of the 200-for-1 reverse stock split effected on September 16, 2025. Prior to the reverse stock split, 70,000,000 shares of common stock were issued under the 2025 Plan. Following the reverse stock split, an additional 2,020,000 shares of common stock (on a post-split basis) were issued under the 2025 Plan. As of December 31, 2025, a total of 72,020,000 shares have been issued under the 2025 Plan, with 7,980,000 shares remaining available for future issuance.

The following table sets forth information with respect to beneficial ownership of our common stock as of the date of hereof by:

●	Each person who is known by us to beneficially own more than 5% our outstanding common stock;

●	Each of our director, director nominees and named executive officers; and

●	All directors and named executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of shares of common stock beneficially owned by a person listed below and the percentage ownership of such person, common stock underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of the date of this prospectus are deemed outstanding but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common stock shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of our Company at 1376-7 Oba, Kasukabe City, Saitama Prefecture, Grandage 3, Takebashi 408 Japan 344-0021. As of the date hereof, we have approximately 370 shareholders record on the book.

Executive Officers and Directors	Amount of Beneficial Ownership of Common Stock(1)	Percentage Ownership of Common Stock(2)
Directors and Named Executive Officers:
Weihong Liu	-	-
Eve Chan	-	-
Nan Ding	-	-
Hongliang Liu	-	-
Wenbo Li	-	-
Guang Cui	-	-
Gwanggeun Jo	-	-
Hsiu Wu	-	-
All executive officers and directors as a group (8 persons)	-	-

5% or Greater Shareholders
None

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common stock. All shares represent only common stock held by shareholders as no options are issued or outstanding.

(2)	Calculation based on 4,882,556 shares of common stock issued and outstanding as of December 31, 2025. As of March 31, 2026, there were 76,264,374 shares of common stock outstanding, reflecting the issuance of 71,381,818 shares of common stock in connection with the registered direct offering that closed on March 26, 2026, as further described in Note 16 to the financial statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our auditor for the fiscal year ended December 31, 2025, is CHI-LLTC.

The Audit Committee has ratified CHI-LLTC, Independent Registered Public Accounting Firm, to audit our books, records and accounting for the year ended December 31, 2025.

The aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees		All other Fees		Total Fees
2024	$249,500	$22,000	$-	(a)	$-	(b)	$271,500
2025 (CHI-LLTC and JWF Assurance PAC)	$245,000	$25,765	$-		$16,800		$287,565

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

Tax Fees: The aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees: The aggregate fees billed for products and services provided by the principal accountant, other than the services reported under the previous item, Audit Fees and Tax Fees.

(a) Tax Fees for 2024 have been adjusted to $0 to correct the amounts previously reported in the February 9, 2026 Proxy Statement.

(b) All Other Fees for 2024 have been adjusted to $0 to correct the amounts previously reported in the February 9, 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)	Financial Statements

●	Consolidated Balance Sheets at December 31, 2025 and 2024

●	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025 and 2024

●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

●	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

●	Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024)

3.2	Second Amended Bylaws (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2023)

10.1	Securities Purchase Agreement, Form of Pre-Funded Warrant and Placement Agency Agreement, each dated September 2, 2025 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2025)

10.2	Contract for Mining Machine Liquid Cooling System Development and Technical Service Platform dated July 15, 2025, by and among X CAPITAL INVESTMENT PTE. LTD. and the Company (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025)

10.3	Hotel Monitoring and Management Software NEXT SMS System Development Agreement dated June 27, 2025, by and among ALOHA Asia Pacific Limited and the Company (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025)

10.4	NEXT WATER-ENERGY SYNERGY Smart Water-Energy Synergy System Development Contract dated August 8, 2025, by and among Starlight Garden Limited and the Company (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025)

10.5	NEXT WATER-ENERGY SYNERGY Smart System Long-Term Maintenance Agreement dated August 21, 2025, by and among Starlight Garden Limited and the Company (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2025)

10.6	Form of Memorandum of Understanding, dated as of November 21, 2025 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 26, 2025)

10.7*	Independent Director Service Agreement by and between the Company and Wenbo Li

10.8*	Independent Director Service Agreement by and between the Company and Guang Cui

10.9*	Independent Director Service Agreement by and between the Company and Gwanggeun Jo

10.10*	Independent Director Service Agreement by and between the Company and Hsiu Wu

10.11	Form of Securities Purchase Agreement and Form of Pre-Funded Warrant, each dated March 25, 2026 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 25, 2026)

10.12	Next Technology Holding Inc. 2025 Equity Incentive Plan (Incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on September 29, 2025)

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of JWF Assurance PAC, independent registered public accounting firm

23.2*	Consent of CHI-LLTC, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Company’s Compensation Recovery Policy

101	Financial statements of Next Technology Holding Inc. for the years ended December 31, 2025 and 2024 formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) Statement of Changes in Stockholders’ Equity; (iv) the Statement of Cash Flows; and (v) the Notes to the Financial Statements ***

101.INS	Inline XBRL Instance Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC

Dated: March 31, 2026	By:	/s/ Liu Wei Hong
Liu Wei Hong Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2026	By:	/s/ Eve Chan
Eve Chan
Chief Financial Officer, (Principal financial officer and principal accounting officer)

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Next Technology Holding Inc. and subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive income, consolidated statement of changes in stockholders' equity, and consolidated statement of cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value Measurement of Digital Assets (Bitcoin)

As disclosed in Note 4 to the financial statements, the Company holds bitcoin for trading and can be sold at any time. The Company expects to continue to accumulate BTC, when its price is low and expect to sell when its price is high.

We identified the fair value measurement of the Company’s Bitcoin holdings as a critical audit matter because: (1) Digital assets represent a material position in the consolidated financial statements, and significant price volatility directly affects net income; (2) Fair value measurement involves substantial management judgment, including identification of the principal market and selection of exchange pricing source; (3) The nature of digital assets introduces additional audit complexity, including verification of existence and ownership.

The procedures we performed to address this critical audit matter included the following:

●	We understanding the digital assets recognition and evaluated management’s accounting policy for digital assets.

●	We obtained the video and it showed the accounts was under the owner of the company.

●	We obtained the board resolution, reviewed the trading contract and recalculated the initial carrying amount of Bitcoin.

●	We obtained the Wallet statement of Bitcoin.

●	We confirmed the year-end digital asset balances directly with the custodians of the Company’s wallets.

●	We independently verified quoted prices from active exchanges and reconciled them to the recorded fair value.

●	We reviewed the related accounts whether they digital assets have been recognized appropriately.

/S/ CHI-LLTC

We have served as the Company's auditor since 2026.

Malaysia

March 31, 2026

PCAOB ID Number 7320

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Next Technology Holding Inc (Formerly known as “WeTrade Group, Inc.”)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Next Technology Holding Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income, consolidated statement of changes in stockholders' equity, and consolidated statement of cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ JWF Assurance PAC

We served as the Company's auditor from 2024 to 2026.

JWF Assurance PAC

Singapore

March 27, 2025

PCAOB ID Number 7095

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

(All amounts in US$, except for number of shares)

	As of December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$5,623,944	$668,387
Digital assets	516,153,485	78,322,430
Accounts receivable, net	354,772	1,800,000
Prepayments and prepaid expenses	1,999,213	12,125,500
Total current assets	524,131,414	92,916,317
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$524,131,414	$92,916,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$751,322	$730,000
Amount due to related parties	660,259	972,000
Income tax payable	130,415	130,415
Accrued expense and other payables	2,393,667	1,221,337
Total current liabilities	3,935,663	3,053,752
Non-current liabilities:
Deferred tax liabilities	64,616,342	8,234,503
Total non-current liabilities	64,616,342	8,234,503
Total liabilities	$68,552,005	$11,288,255

Stockholders’ Equity:
Common stock: no par value; 4,882,556 and 34,882 issued and outstanding on December 31, 2025 and 2024, respectively*	-	-
Additional paid-in capital	303,245,965	71,718,790
Retained earnings	152,333,444	9,909,272
Total Stockholders’ Equity	$455,579,409	$81,628,062

Total Liabilities and Stockholders’ Equity	$524,131,414	$92,916,317

*	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(All amounts in US$, except for number of shares and per share data)

	For the years ended December 31,
	2025	2024

Revenue:
Service revenue	$11,614,772	$1,800,000
Cost of revenue	(9,858,178)	(730,000)
Gross Profit	1,756,594	1,070,000

Operating expenses
General and administrative expenses	(66,722,208)	(1,086,804)
Selling and marketing expenses	(750,184)	-
Research and development expenses	(14,482,899)	-
Total operating expenses	(81,955,291)	(1,086,804)
Loss from operations	(80,198,697)	(16,804)
Impairment of long-term investment	-	(13,396,000)
Other income, net	279,747,388	43,190,557
Income before income taxes	$199,548,691	$29,777,753
Income tax expenses	(56,383,743)	(8,234,503)
Net income from continuing operation	143,164,948	21,543,250
Net income from discontinuing operation(a)	-	6,296
Net income and total comprehensive income	$143,164,948	$21,549,546

Net income per share, basic and diluted from continuing operation	61.77	746.00
Net income per share, basic and diluted from discontinuing operation	-	0.22
Weighted average number of shares outstanding; Basic and diluted(b)	2,317,684	28,878

(a)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinuing operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity for the year ended December 31, 2024. (Note 17)

(b)	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(All amounts in US$, except for number of shares)

Stockholders’	Common Stock		Additional Paid-in	(Accumulated Deficits)/ Retained	Total
	Shares(a)	Amount	Capital	Earnings	Equity
Balance as of December 31, 2023 (restated(b))	13,126	$-	$56,348,650	$(11,640,274)	$44,708,376
Issuance of common stocks to advisors and former executives	2,056	-	1,974,140	-	1,974,140
Issuance of common stocks for the acquisition of an associate company	19,700	-	13,396,000	-	13,396,000
Net income	-	-	-	21,543,250	21,543,250
Gain from discontinuing operation	-	-	-	6,296	6,296
Balance as of December 31, 2024	34,882	$-	$71,718,790	$9,909,272	$81,628,062
Issuance of common stocks for acquisition of digital assets	2,146,444	-	145,958,167	-	145,958,167
Net income	-			143,164,948	143,164,948
Restricted shares vested	2,370,000	-	-	-	-
Share-based compensation	-	-	76,797,982	-	76,797,982
Issuance of common stocks for a third party investor	300,000	-	8,030,250	-	8,030,250
Issuance of common stocks for fractional share elimination	31,230	-	740,776	(740,776)	-
Balance as of December 31, 2025	4,882,556	$-	$303,245,965	$152,333,444	$455,579,409

(a)	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

(b)	In July 2024, the Company dissolved its subsidiary, WeTrade Technology (Shanghai) Co., Ltd. in the PRC, which qualified as a discontinuing operation under ASC 205-20. The Company retrospectively adjusted the above comparative statements of change in stockholders’ equity for the year ended December 31, 2024. (Note 17)

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(All amounts in US$)

	For the years ended December 31,
	2025	2024

Cash Flows from Operating Activities
Net income from continuing operation	$143,164,948	$21,543,250
Net income from discontinuing operation	-	6,296
Share-based compensation	76,797,982	-
Fair value gain on digital assets	(279,747,388)	(43,184,854)
Impairment of long-term investment	-	13,396,000
Deferred income tax expenses	56,381,839	8,234,503
Changes in Operating Assets and Liabilities:
Accounts receivable	1,445,228	(800,000)
Prepayments and prepaid expenses	(1,999,213)	-
Accounts payable	21,322	(70,000)
Amount due to related parties	(311,741)	168,000
Accrued expense and other payables	1,172,330	706,805
Net cash used in continuing operating activities:	(3,074,693)	-
Net cash used in discontinuing operating activities:	-	-
Net cash used in operating activities:	(3,074,693)	-
Cash Flows from Investing Activities
Net cash used in continuing investing activities:	-	-
Net cash used in discontinuing investing activities:	-	-
Net cash used in investing activities:	-	-
Cash Flow from Financing Activities
Proceeds from issuance of common stock for a third party investor	8,030,250	-
Net cash provided by continuing financing activities:	8,030,250	-
Net cash provided by discontinuing financing activities:	-	-
Net cash provided by financing activities:	8,030,250	-

Change in Cash and Cash Equivalents:	4,955,557	-
Cash and Cash Equivalents, Beginning of Year	668,387	668,387
Cash and Cash Equivalents, End of Year	$5,623,944	$668,387
Supplemental Cash Flow Information:
Issuance of common stock to acquire digital assets	$145,958,167	$-
Advance payment for acquisition digital assets	$12,125,500	$-
Cash paid for interest	$-	$-
Cash paid for income taxes	$1,904	$-
Supplemental disclosure of non-cash financing activities:
Repayment of other payable through issuance of common stocks	$-	$1,380,000
Repayment of former executives through issuance of common stocks	$-	$594,140
Receipt of operating assets and repayment of liabilities through former executives and other third parties	$1,277,764	$477,817

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in US$, except for number of shares and per share data)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holding Inc. (the “Company”) was incorporated in the State of Wyoming on March 28, 2019, under the name “WeTrade Group, Inc.” and served as a holding company with substantially all operations conducted through subsidiaries in the People’s Republic of China (“PRC”), engaging in the business of providing technical services and solutions to corporate and individual users. On March 18, 2024, the Company changed its name to Next Technology Holding Inc. In the third quarter of 2024, the Company terminated all operations in the PRC to shift its software development services to overseas markets and commenced another business strategy of acquiring and holding bitcoin. The Company currently pursues two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin(“BTC”).

Software development

The Company provides Artificial Intelligence(“AI”)-enabled software development services to its customers in Hong Kong, Singapore, and other Asian countries. The Company’s business operates under a “Software as a Service(“SaaS”)+AI” model, which currently emphasizes customized and entrusted development projects designed in response to specific market demands. Through this approach, the Company designs, develops and deploys software platforms that integrate cloud computing, big data analytics and AI-driven algorithms to support enterprises across diverse industries, including retail, e-commerce, tourism, healthcare and industrial sectors. The Company’s current customers include property management chain enterprises, cryptocurrency mining investment operators and energy and resource businesses. The Company is expanding the scope of its customer base and is in discussions with potential customers in new media, financial services, transportation, education and healthcare industries.

The Company’s current product portfolio includes several AI-driven platforms and applications:

●	Smart Cloud Collaboration Platform. The Company has developed a cloud collaboration platform that incorporates intelligent tools to analyze user behavior, recommend resources and enable real-time collaboration across geographies. It is built on a Model-View-Controller (“MVC”) architecture with a template engine and integrated continuous integration and deployment (“CI/CD”) pipelines to support scalability, optimization and security.

●	AI-Enabled Data Analytics and Decision Support. The Company’s platform provides real-time data analysis and reporting capabilities, designed to help customers generate insights from customer behavior, market trends and operational data. These features are intended to support more informed decision-making and improve marketing and business strategies.

●	Fully Automated Workflow. The Company’s SaaS platform incorporates automation tools that streamline repetitive tasks such as data entry, report generation and email classification. By reducing human error and manual effort, these tools are intended to improve efficiency and allow customers to focus resources on higher-value activities.

●	Comprehensive Security and Compliance Assurance. The Company’s platform integrates monitoring and compliance functions that utilize AI to identify potential security risks and support adherence to applicable regulatory requirements across different jurisdictions.

NOTE 1 – NATURE OF BUSINESS (CONTINUED)

●	Personalized Customer Relationship Management (“CRM”). The Company has developed CRM tools that integrate customer data from multiple channels, build profiles and provide insights to support personalized product recommendations and improve customer engagement.

●	AI Optimization for Supply Chain and Inventory Management. The Company’s SaaS solutions also include modules designed to assist with supply chain and inventory optimization, applying AI to improve forecasting, reduce inefficiencies and support operational planning.

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

The following table provides a reconciliation of our Bitcoin holdings, along with additional details regarding the Company’s Bitcoin purchases and the fair value changes in digital asset during the years:

	Digital assets original cost basis	Fair value change in digital assets	Digital assets fair value	Number of Bitcoin held
Balance as of December 31, 2023	$24,990,000	$10,147,576	$35,137,576	833
Fair value gain on digital assets	-	43,184,854	43,184,854	-
Balance as of December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital assets purchase	158,083,667	-	158,083,667	5,000
Fair value gain on digital assets	-	279,747,388	279,747,388	-
Balance as of December 31, 2025	$183,073,667	$333,079,818	$516,153,485	5,833

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Consolidation

The Company’s consolidated financial statements include the financial statements of the Company and its subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c) Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgement estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that the estimates used in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates. Significant accounting estimates include revenue recognition, the allowance for expected credit losses, recognition and measurement of share-based compensation, deferred tax liabilities, deferred tax assets and valuation allowance.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management during the years ended December 31, 2025 and 2024. The carrying amount of cash and cash equivalents, accounts receivable, account payables and accrued expense and other payables approximated their fair values as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the Company carried digital assets at their fair value (see Note 4-Fair Value Measurements for fair value information).

(e) Functional Currency and Foreign Currency Translation

The accompanying consolidated financial statements are presented in US$. The functional currency of the Company and the Company’s subsidiaries is the United States dollar (“US$”).

Transactions denominated in a currency other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in a currency other than the functional currency are re-measured at the balance sheet date exchange rate. The resulting exchange differences are recorded in the consolidated statements of comprehensive income as foreign exchange related gain/loss.

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

The Company has elected early adoption of ASU 2023-08 in during the year ended December 31, 2024. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company’s crypto assets (classified as digital assets on the balance sheets) are measured at fair value, with unrealized gains and losses recognized as “other income” in net income during the period.

The following table summarizes the Company’s digital assets holdings as of:

	December 31, 2025	December 31, 2024
Approximate number of bitcoins held	5,833	833
Digital assets carrying value	$516,153,485	$78,322,430
Gain on digital assets during the year	$279,747,388	$43,184,854

As of December 31, 2025, the Company had approximately 5,833 bitcoins which had a carrying value of approximately $516.2 million.

(h) Accounts Receivable, net

Accounts receivable represents those receivables derived in the ordinary course of business, net of an allowance for any potentially uncollectible amounts. The Company makes estimates of expected credit and collectability trends for the allowance for credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions that may vary by geography, customer-type, or industry sub-vertical, and other factors that may affect its ability to collect from customers. Expected credit losses are recorded as general and administrative expenses on our consolidated statements of comprehensive income.

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

 As of December 31, 2025 and 2024, accounts receivable from customers amounted to $354,772 and $1,800,000, respectively, there is no allowance provided as the receivables has been settled in March 2026.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(j) Revenue Recognition

The Company applies ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), for all periods presented. Under ASC 606, revenue is recognized when the Company transfers promised services to a customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services.

ASC 606 requires the Company to apply a five-step model to recognize revenue: (i) identify the contract with a customer; (ii) identify the performance obligations; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue as the performance obligations are satisfied.

The Company reports all of its revenues on a gross basis. This determination is based on the Company’s assessment that it is the principal in its revenue arrangements. The Company controls delivery of customized development services through its proprietary platform, is primarily responsible for fulfillment, sets pricing, and bears credit risk.

The Company provides development, design, and implementation services built on its proprietary pre-existing technology platform. The platform license and related development activities are highly interdependent and are accounted for as a single performance obligation. Revenue is recognized over time because the services create a customized asset with no alternative use and the Company has an enforceable right to payment for performance completed to date. Progress is measured using the cost-to-cost input method (actual costs incurred relative to total estimated costs). Contracts do not contain return or refund provisions. The Company provides assurance-type warranties only; related costs are recorded in cost of revenue and have not been material historically.

The Company provides stand-alone maintenance and support that is separately priced and contracted and constitutes a distinct performance obligation. These services are billed monthly in arrears, and revenue is recognized ratably over the monthly service period as the services are provided. Amounts billed in arrears are recorded as accounts receivable when the service is provided. Advance billings, when applicable, are recorded as contract liabilities, which are not significant given the Company’s usual billing practices.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable represent unconditional rights to consideration for services provided in accordance with contractual billing schedules, which are typically monthly in arrears. Contract liabilities primarily relate to any advance billings and are not significant.

For the years ended December 31, 2025 and 2024, all revenue recognized over time amounted to $11,614,772 and $1,800,000, respectively. For the years ended December 31, 2025 and 2024, all revenue from software development services amounted to $11,614,772 and $1,800,000, respectively.

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

(l) Contract Liabilities

Contract liabilities consisted of advance billings and payments received from customers prior to the Company satisfying the related performance obligations under contractual terms. These liabilities are recognized when the Company has an unconditional right to consideration for a contract that involves a single performance obligation satisfied over time.

The Company recognizes revenue related to contract liabilities over the period of performance as software development services are rendered. For these contracts, revenue is recognized based on the extent of progress toward complete satisfaction of the Company’s performance obligation, measured using the cost-to-cost input method. As the Company incurs costs and progresses towards complete satisfaction of its performance obligation, contract liabilities are systematically recognized as revenue in the Company's consolidated statements of comprehensive income.

As of December 31, 2025 and 2024, the Company’s contract liabilities were nil.

(m) General and Administrative Expenses

General and administrative expenses also consisted of (i) salary, welfare and share-based compensation for general and administrative personnel, (ii) office expense, and (iii) professional service fees and others.

(n) Selling and Marketing Expenses

Selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) compensation and benefits for sales personnel, and (iii) travel and other routine office expense. All expenses are recognized in the period in which the related services occur or the benefits are received. The Company expenses advertising costs as incurred, and for the years ended December 31, 2025 and 2024, the Company incurred advertising and promotion expenses of $149,850 and nil, respectively.

(o) Research and development expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and share-based compensation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p) Share-based Compensation Expense

The Company grants common stocks of the Company to eligible employees and non-employees. The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718 Compensation – Stock Compensation.

Employees’ share-based awards and non-employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses: a) immediately at grant date if no vesting conditions are required; or b) using graded vesting method, net of estimated forfeitures, over the requisite service period, which is the vesting period.

The Company recognizes the estimated compensation cost of RSUs and common stocks based on the fair value of common stocks on the date of the grant. The Company recognizes the compensation cost, net of estimated forfeitures, over a vesting term for service-based RSUs.

The Company also recognizes the compensation cost of performance-based share awards, net of estimated forfeitures, if it is probable that the performance condition will be achieved at the end of each reporting period. Forfeitures are estimated at the time of grant and revised in the subsequent periods if actual forfeitures differ from those estimates.

(q) Income Tax

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

The Company in Wyoming is subject to U.S. federal income tax at 21% and a state income tax rate of nil. The Company has considered U.S. withholding tax implications in its deferred tax liability calculations for unremitted earnings of U.S. subsidiaries. A deferred tax liability has been recognized for the withholding tax that would be due upon distribution of earnings to foreign shareholders. For the periods presented, no additional capital gain tax provision is required as there is no plan to dispose of the investment in foreign subsidiaries.

The Company has a subsidiary in Hong Kong and BVI. The Hong Kong subsidiary is subject to tax in Hong Kong, and the BVI subsidiary is generally not subject to income tax under BVI laws. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Hong Kong.

(r) Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 4,882,556 and 34,882 shares issued and outstanding as of December 31, 2025 and 2024, respectively.

(s) Related Parties

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t) Dividends

On August 8, 2025, the Company’s board of directors unanimously approved a dividend policy (the “Policy”), which took effect on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. After assessment by board of directors, no dividends were declared for the years ended December 31, 2025 and 2024.

(u) Leases

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

The Company has elected the practical expedient under ASC 842 to not recognize right-of-use assets and lease liabilities for short-term leases (leases with original lease terms of 12 months or less). For short-term leases, the Company recognizes lease payments as expense on a straight-line basis over the lease term.

(v) Earning Per Share

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

(w) Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s CODM is the Chief Executive Officer. Management, including the CODM, reviews operation results by revenue, operating expenses and income from operations of different services, while revenue is the profitability measure used by the CODM in making decisions about allocating resources and assessing performances. Based on management’s assessment, the Company has determined that it has only one operating segment as defined by ASC 280. Therefore, as the Company has determined it operates as a single reportable segment, the CODM assesses the Company’s performance and results of operations on an entity-wide basis.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x) Comprehensive Income

Comprehensive income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income was the same as its reported net income for all periods presented.

(y) Commitments and Contingencies

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

(z) Recently Adopted Accounting Standard Updates

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has early adopted ASU 2023-07 on January 1, 2024. As a result of adoption, the required disclosures have been included in Note 2 and Note 14.

(aa) Recently Accounting Pronouncements

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements-Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments in this Update affect a variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. This update contains amendments to the Codification that remove references to various Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, references were used in prior statements to provide guidance in certain topical areas. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The adoption did not have a material impact on the Company’s financial statement.

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting comprehensive (loss) income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in this update intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of this ASU on its financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In January 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-01, Income Statement — Reporting comprehensive income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment clarifies the effective date of ASU No. 2024-03 that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

In July 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the balance sheets, statements of income and comprehensive loss and cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2025 and 2024, the Company held cash in bank amounting to $5,623,944 and $668,387 which consists of the following:

	December 31, 2025	December 31, 2024
Bank Deposits- Outside USA	$668,387	$668,387
Bank Deposits- Inside USA	4,955,557	-
Total	$5,623,944	$668,387

NOTE 4 – DIGITAL ASSETS

As of December 31, 2025 and 2024, digital assets holdings are as follows:

	December 31, 2025	December 31, 2024
Opening balance	$78,322,430	$35,137,576
Purchase of BTC	158,083,667	-
Fair value gain on digital assets	279,747,388	43,184,854
Ending balance	$516,153,485	$78,322,430

During the year ended December 31, 2023, the Company acquired 833 BTC at a total cost of $24,990,000. During the year ended December 31, 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667. For the years ended December 31, 2025 and 2024, the Company recognized unrealized gain of $279,747,388 and $43,184,854, respectively, which are recorded under "Other Income, net" in the consolidated financial statements.

NOTE 4 – DIGITAL ASSETS (CONTINUED)

As of December 31, 2025, the Company recognized unrealized gain of $333,079,818 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held in end of each reporting period and the lowest bid quoted (unadjusted) prices in end of each reporting period.

Digital assets are available for sales and there is no term of maturity, it will be held for trading and can be sold at any time. The Company expects to continue to accumulate BTC, when its price is low and expect to sell when its price is high.

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

Following the execution of the BTC Contract, the Company purchased 833 BTC from the BTC Sellers and decided to purchase an additional 1,000 BTC (the “1,000 BTC Purchase”). As of December 31, 2023, the Company made a prepayment to the BTC Sellers through the Association Seller of approximately $12,125,500 (the “Prepayment Amount”), representing 40% of the total purchase price for 1,000 BTC. The prepayment was made to secure favorable pricing and demonstrate the Company’s commitment to completing the 1,000 BTC Purchase. This prepayment is refundable if the 1,000 BTC Purchase is not completed. While negotiating the terms of the 1,000 BTC Purchase with the BTC Sellers, the Company decided to exercise its right under the BTC Contract to purchase 5,000 BTC (the “5,000 BTC Purchase”), which includes the previously planned 1,000 BTC. To reflect the then price increase in BTC and finalize the transaction details of the 5,000 BTC Purchase, the Company and the Association Seller entered into that certain Amendment Agreement (the “Amendment Agreement”) on May 2, 2024, which was previously disclosed in a Form 8-K filed by the Company on May 6, 2024.

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

NOTE 4 – DIGITAL ASSETS (CONTINUED)

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

As of the Closing Date, the market price is $0.34 per share and total consideration for acquisition of 5,000 BTC was $158,083,667.

NOTE 5 – PREPAYMENTS AND PREPAID EXPENSES

As of December 31, 2025 and 2024, prepayments and prepaid expenses consisted of the following:

	December 31, 2025	December 31, 2024
Prepayment for digital assets*	$-	$12,125,500
Prepaid marketing expenses and others	1,999,213	-
Total	$1,999,213	$12,125,500

*	As of December 31, 2025, the previously-made prepayment amount of $12,125,500 was applied towards the total purchase price for the Amended 5,000 BTC Transaction. For further details, refer to “NOTE 4 – DIGITAL ASSETS–BTC Trading Contract”.

NOTE 6 – ACCOUNTS RECEIVABLE, NET

As of December 31, 2025 and 2024, accounts receivable are related to the services fee receivable from customers as follows:

	December 31, 2025	December 31, 2024
Accounts Receivable	$354,772	$1,800,000
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$354,772	$1,800,000

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

NOTE 7 – INVESTMENT

As of December 31, 2025 and 2024, investment consisted of the following:

	December 31, 2025	December 31, 2024
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$-	$-

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

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

Nature of relationships with related parties

Name:	Relationship with the Company
Weihong Liu	Chief Executive Officer
Nan Ding	Chief Operating Officer
Eve Chan	Chief Financial Officer and Secretary
Hongliang Liu	Chief Technical Officer
Lichen Dong	Former Director, Chairman of the Board
Tian Yang	Director and Chair of Audit Committee
Mahesh Thapaliya	Former Director
Jianbo Sun	Director and Chair of Compensation Committee

As of December 31, 2025 and 2024, remuneration payable were $660,259 and $972,000, respectively.

For the years ended December 31, 2025 and 2024, remuneration to senior management and directors were $799,666 and $168,000, respectively.

NOTE 9 – ACCRUED EXPENSE AND OTHER PAYABLES

As of December 31, 2025 and 2024, accrued expense and other payables consisted of unpaid professional fee as follow:

	December 31, 2025	December 31, 2024
Professional fees and operating expenses(a)	$329,846	$460,985
Short term loans (b)	2,038,115	760,352
Payroll	25,706	-
Total	$2,393,667	$1,221,337

(a):	The professional fees consisted of outstanding legal fees related to shareholder litigation, consulting fees, listing compliance fees payable to professional firms, and operating expenses.

(b):	The Company borrowed funds from former executives and a third party to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stocks, subject to mutual agreement between the parties.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 4,882,556 and 34,882 shares with no par value as of December 31, 2025 and 2024, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY ( CONTINUED)

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

On March 12,2025, 135,171,078 shares and warrants to purchase 294,117,647 shares of Common Stock at a nominal exercise price (the “Warrants”, and the shares issuable under the Warrants, the “Warrant Shares”) were issued for the acquisition of 5,000 bitcoin. The market price was $0.34 per share and total consideration for acquisition of 5,000 bitcoin was $158,083,667 (including prepayments of $12,125,500). On the same date as the issuance of the Warrants, the Warrants were exercised, and the Company issued all of the Warrant Shares. The total outstanding shares of the Company increased to 436,265,135 shares.

On July 3, 2025, the Company filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (SEC) to register 80 million of common stocks under the Next Technology Holding Inc. 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”). The registration became effective upon filing. These shares are reserved for future issuance to employees, directors, advisors and other eligible participants under2025 Equity Incentive Plan. On July 8, 2025 and August 8, 2025, respectively, the Company granted 20.0 million and 50.0 million of common stock under the 2025 Equity Incentive Plan, respectively. The total outstanding shares of the Company increased to 456,265,135 shares and 506,265,135 shares, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556 as of the date of this report. The par value per share and the number of authorized shares remained unchanged. The reverse stock split was applied uniformly to all stockholders and did not alter relative ownership percentages, except for minor changes due to rounding. Stockholders holding shares in brokerage accounts or in book-entry form were not required to take any action. The reverse stock split did not adjust the number of reserved but unissued shares under the Company’s 2025 Equity Incentive Plan.

On October 9, 2025, October 24, 2025 and December 9, 2025, respectively, the Company granted 560,000, 660,000 and 800,000 of common stock under the 2025 Equity Incentive Plan, respectively. As of December 31, 2025, the total outstanding shares of the Company increased to 4,882,556 shares, respectively.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

For the years ended December 31, 2025 and 2024, total share-based compensation expenses recognized were $76,797,982 and nil, respectively.

The following table sets forth the share-based compensation expenses for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
Cost of revenues	$112,122	$-
Research and development expenses	12,886,149	-
General and administrative expenses	63,799,711	-
Total	$76,797,982	$-

Share Incentive Plans

At the Company’s 2024 annual meeting of stockholders, our stockholders approved the Next Technology Holding Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the issuance of up to 80,000,000 shares of common stock to eligible employees, directors, and consultants of the Company. The purpose of the 2025 Plan is to attract, retain, and motivate personnel and advisors by aligning their interests with those of stockholders. The registration statement became effective upon filing. The Plan shall terminate automatically on the tenth anniversary of the Effective Date.

Thereafter, the Company issued 70,000,000 shares of common stock under the 2025 Plan. Following the Company’s 200-for-1 reverse stock split effected on September 16, 2025, the remaining 10,000,000 unissued shares of common stock registered by such S-8 were proportionately reduced to 50,000 shares. On September 29, 2025, the Company filed another Registration Statement Form S-8 to register additional 9,950,000 shares of common stock, resulting in an aggregate of 10,000,000 shares registered and available for issuance under the 2025 Plan following the reverse stock split.

As of December 31, 2025, the Company has issued 72,020,000 shares of common stock to consultants for services rendered under the 2025 Plan, and 7,980,000 shares remain available for future issuance which still has 9.5 years remaining before expiration. Of the issued shares, 70,000,000 shares were issued prior to the Company’s 200-for-1 reverse stock split effected on September 16, 2025 and 2,020,000 shares were issued after the reverse stock split.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE (CONTINUED)

Employee and non-employee awards

Employee wards: For employees, the fundamental principle is to recognize compensation expenses based on the grant-date fair value over the vesting period using a systematic method (typically straight-line). There are no other conditions such as performance metrics in this scenario. Fair value is determined by the closing price of the company’s stock on the grant date, and the vesting period is the contractually specified duration.

Non-employee award: If payment is in the form of equity for completed services or deliverables and there is no future service obligation at the grant date, the entire compensation cost is recognized at the grant date. If the consideration relates to services to be provided over a period, amortization is performed on a straight-line basis over the vesting period. Fair value is determined by the closing price of the company’s stock on the grant date.

Clawback policy: All awards are subject to the Company’s Clawback Policy, which allows recovery of shares in cases of financial restatements or misconduct.

A summary of activities of the service-based share awards for the years ended December 31, 2025 and 2024 is presented as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value
Unvested as of December 31, 2023 and 2024	-	-
Granted	$72,020,000	$1.85
Vested	(24,277,392)	3.16
Forfeited or cancelled	-	-
Unvested as of December 31, 2025	$47,742,608	$1.18

NOTE 12 – INCOME TAX EXPENSES

The Company in Wyoming is subject to U.S. federal income tax at 21% and a state income tax rate of nil.

There is one subsidiary incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%.

The Company owns a subsidiary incorporated in the British Virgin Islands (BVI). Under the current tax laws of BVI, the subsidiary’s income tax rate is nil.

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive loss are as follows:

	For the years ended December 31,
	2025	2024
Current income tax expense	$1,904	$-
Deferred income tax expense	56,381,839	8,234,503
Total	$56,383,743	$8,234,503

NOTE 12 – INCOME TAX EXPENSES (CONTINUED)

The income tax expense for domestic and foreign components’ are as follows:

	For the years ended December 31,
	2025	2024
US	$56,383,743	$8,234,503
Hongkong and BVI	-	-
Total	$56,383,743	$8,234,503

For the years ended December 31, 2025 and 2024, the Company paid $1,904 and nil for income expense, respectively.

The following table reconciles the statutory rate to the Company’s effective tax rate. The effective tax rate reconciliation is based on the U.S. federal statutory rate of 21% and State income tax rate of nil.

	For the years ended December 31,
	2025	2024
US Statutory income tax rates	21.0%	21.0%
Share-based compensation expense	8.0%	-
Other permanent difference	(0.7)%	6.7%
Effective Income Tax Rate	28.3%	27.7%

The principal components of deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax liabilities
Fair value gain of Bitcoin	$69,946,762	$11,199,810
Less: Net operating loss carry forward	5,330,420	2,965,307
Total deferred tax liabilities	$64,616,342	$8,234,503

As of December 31, 2025 and 2024, the Company had net operating loss carryforwards (“NOLs”) of $21.0 million and $25.4 million for U.S. federal income tax purposes. The federal NOLs do not expire but are subject to an annual deduction limit of 80% of taxable income.

Note 13 – BASIC AND DILUTED NET INCOME PER SHARE

Basic earning per share and diluted earning per share have been calculated in accordance with ASC 260 on computation of earnings per share for the years ended December 31, 2025 and 2024 as follows:

Potential dilutive securities are excluded from the calculation of diluted EPS in loss periods as their effect would be anti-dilutive.

	For the years ended December 31,
	2025	2024

Statement of Operations Summary Information:
Net income from continuing operation	$143,164,948	$21,543,250
Weighted-average common stocks outstanding - basic and diluted	2,317,684	28,878
Net income per share, basic and diluted from continuing operation	$61.77	$746.00
Net income from discontinuing operation	$-	$6,296
Weighted-average common stocks outstanding - basic and diluted	2,317,684	28,878
Net income per share, basic and diluted from discontinuing operation	$-	$0.22

As of December 31, 2025 and 2024, there were no potentially dilutive shares.

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

Measure of Segment Profit or Loss

The CODM reviews financial information on a consolidated basis, using Net Income as the primary measure of segment performance to monitor budget versus actual results and decide where to allocate and invest additional resources to achieve continuing growth. Net Income is defined as revenue less cost of goods sold and operating expenses, and other segment items (including interest income, interest expense, other income and other expenses), and income taxes.

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the years ended December 31,
	2025	2024

Revenues	$11,614,772	$1,800,000
Cost of revenues	(9,858,178)	(730,000)

Selling and marketing expenses	(750,184)	-
Research and development expenses	(14,482,899)	-
General and administrative expenses
– Share-based compensation	(63,799,711)	-
– Professional service expenses	(2,678,203)	(853,804)
– Payroll and welfare expenses	(189,966)	(200,000)
– Rental and other expenses	(54,328)	(33,000)
Impairment for long-term investment	-	(13,396,000)
Other income, net	279,747,388	43,190,557
Income tax expenses	(56,383,743)	(8,234,503)
Net income from continuing operation	$143,164,948	$21,543,250

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Although the related parties subsequently filed additional lawsuits (including claims for corporate records inspection and alleged loan contract disputes), the Company has actively taken legal measures to defend against them. Notable developments: (i) December 2024 action – court denied the injunction motion and, on December 1, 2025, granted partial summary judgment for lack of standing; (ii) New York proceedings – January 6, 2026, court denied dismissal (appeal pending); (iii) Wyoming Chancery Court actions – October 2025 denial of dismissal, February 2026 partial counterclaims grant. The Company firmly believes that the claims made by the opposing party are without factual or legal basis and will continue to take all necessary measures to protect the Company's and shareholders' rights and interests.

The Company did not have any significant capital or other commitments or guarantees or contingencies as of December 31, 2025 and 2024.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025, up through March 31, 2026, which is the date that these financial statements are issued, unless as disclosed elsewhere and below, there was no other material subsequent events occurred that would require recognition or disclosure in the Company’s financial statements.

On March 9, 2026, we held our annual meeting of stockholders (the “Annual Meeting”). At the Annual Meeting, the stockholders of us elected Wenbo Li, Guang Cui, Gwanggeun Jo, and Hsiu Wu (collectively, the “Directors”) to serve on the Board of Directors (the “Board”) of us until our next annual meeting of stockholders and until their respective successors have been duly elected and qualified, or until their earlier resignation or removal. Each of the Directors is an independent director as defined under Nasdaq listing standards and SEC rules.

On March 25, 2026, the Company entered into a registered direct offering agreement with twenty investors, pursuant to which the Company agreed to issue and sell 71,381,818 shares of its common stock at a purchase price of USD 1.10 per share. In addition, the Company agreed to issue to the investors up to 71,381,818 pre-funded warrants, each at a purchase price of USD 1.099. The total gross proceeds from the offering approximately was US$157 million. The transaction was completed on March 26, 2026.

As of March 31, 2026, there were 76,264,374 shares of common stock outstanding.

NOTE 17 – DISCONTINUING OPERATIONS

On June 21, 2024, the Company’s board of directors passed a resolution to approve the termination of all operations in the PRC. In July 2024, the Company proceeded to dissolve its subsidiary “WeTrade Technology (Shanghai) Co., Ltd.”, in the PRC. Net income from discontinuing operations for the year ended December 31, 2025 is nil.

The transaction qualified as a discontinuing operation under ASC 205-20. The Company retrospectively adjusted the above comparative consolidated financial statements in prior year.

The following tables provides information for loss on disposal of discontinuing operation for the year ended December 31, 2025. These amounts reflect the closing balance sheet of the discontinuing operation upon the closing of the sale in July 2024.

July 18, 2024
Total consideration, net of transaction costs	$-
Total net assets value of discontinuing business	(6,296)
Disposal of discontinuing operation	$6,296