Form 10-Q
period 2026-03-31
Next Technology Holding Inc.
filed 2026-04-29
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

+81-7094081304

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 29, 2026, there were 76,264,374 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED BALANCE

SHEETS AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(All amounts in US$, except for number of shares) (Unaudited)

	As of March 31, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$159,716,830	$5,623,944
Digital assets	389,642,362	516,153,485
Accounts receivable, net	370,000	354,772
Prepaid expenses	1,491,169	1,999,213
Total current assets	551,220,361	524,131,414
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$551,220,361	$524,131,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,543,500	$751,322
Amount due to related parties	619,652	660,259
Income tax payable	130,415	130,415
Accrued expense and other payable	753,447	2,393,667
Total current liabilities	3,047,014	3,935,663
Non-current liabilities:
Deferred tax liabilities	37,321,830	64,616,342
Total non-current liabilities	37,321,830	64,616,342
Total liabilities	$40,368,844	$68,552,005

Stockholders’ Equity:
Common stock: no par value; 76,264,374 and 4,882,556 issued and outstanding as of March 31,2026 and December 31,2025, respectively*	-	-
Additional paid-in capital	464,369,804	303,245,965
Retained earnings	46,481,713	152,333,444
Total Stockholders’ Equity	$510,851,517	$455,579,409

Total Liabilities and Stockholders’ Equity	$551,220,361	$524,131,414

*	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(All amounts in US$, except for number of shares and per share data) (Unaudited)

	For the Three Months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Revenue:
Service revenue	$465,228	$-
Cost of revenue	(387,344)	-
Gross Profit	77,884	-

Operating expenses
General and administrative expenses	(4,252,296)	(449,858)
Selling and marketing expenses	(337,200)	-
Research and development expenses	(2,123,508)	-
Total operating expenses	(6,713,004)	(449,858)
Loss from operations	(6,635,120)	(449,858)

Other (expense) income	(126,511,123)	245,311,156
(Loss) income before income tax	$(133,146,243)	$244,861,298
Income tax benefits (expenses)	27,294,512	(51,420,873)
Net (loss) income and total comprehensive loss (income)	(105,851,731)	193,440,425

Net (loss) income per share
-Basic and diluted	(11.86)	396.38
Weighted average number of shares outstanding
-Basic and diluted(a)	8,927,931	488,020

(a)	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(All amounts in US$, except for number of shares) (Unaudited)

For the Three Months ended March 31, 2026

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2025	4,882,556	$-	$303,245,965	$152,333,444	$455,579,409
Common stock and warrants issued during the period	71,381,818	-	156,951,460	-	156,951,460
Net loss for the period	-	-	-	(105,851,731)	(105,851,731)
Share-based compensation	-	-	4,172,379	-	4,172,379
Balance as of March 31, 2026	76,264,374	$-	$464,369,804	$46,481,713	$510,851,517

For the Three Months ended March 31, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares(a)	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	34,882	$-	$71,718,790	$9,909,272	$81,628,062
Stock issued during the period	2,146,444	-	145,958,167	-	145,958,167
Net income for the period	-	-	-	193,440,425	193,440,425
Balance as of March 31, 2025	2,181,326	$-	$217,676,957	$203,349,697	$421,026,654

(a)	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(All amounts in US$)

	For the Three Months ended March 31,
	2026	2025

Cash Flows from Operating Activities
Net (loss) income	$(105,851,731)	$193,440,425

Share-based compensation	4,172,379	-
Fair value loss (gain) on digital assets	126,511,123	(245,311,156)
Deferred income tax (benefits) expenses	(27,294,512)	51,420,873
Changes in Operating Assets and Liabilities:
Accounts receivable	(15,228)	360,000
Prepaid expenses	508,044	-
Accounts payable	792,178	-
Amount due to related parties	(40,607)	(751,000)
Accrued expense and other payable	(177,749)	840,858
Net cash used in operating activities:	(1,396,103)	-
Cash Flow from Financing Activities
Repayment of loans from third parties	(1,462,471)	-
Net proceeds from third-party investors	156,951,460	-
Net cash provided by financing activities:	155,488,989	-

Change in Cash and Cash Equivalents:	154,092,886	-
Cash and Cash Equivalents, Beginning of the period	5,623,944	668,387
Cash and Cash Equivalents, End of the period	$159,716,830	$668,387

Supplemental Cash Flow Information:
Issuance of common stock to acquire digital assets	$-	$145,958,167
Advance payment for acquisition digital assets	$-	$12,125,500
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Receipt of operating assets and repayment of liabilities through former executives and other third parties	$-	$874,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in US$, except for number of shares and per share data)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holding Inc. (the “Company”) was incorporated in the State of Wyoming on March 28, 2019, under the name “WeTrade Group, Inc.” and served as a holding company with substantially all operations conducted through subsidiaries in the People’s Republic of China (“PRC”), engaging in the business of providing technical services and solutions to corporate and individual users. On March 18, 2024, the Company changed its name to Next Technology Holding Inc. In the third quarter of 2024, the Company terminated all operations in the PRC to shift its software development services to overseas markets and commenced another business strategy of acquiring and holding bitcoin. The Company currently pursues two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to acquire and hold bitcoin (“BTC”).

Software development

The Company provides Artificial Intelligence (“AI”)-enabled software development services to its customers in Hong Kong, Singapore, and other Asian countries. The Company’s business operates under a “Software as a Service (“SaaS”) + AI” model, which currently emphasizes customized and entrusted development projects designed in response to specific market demands. Through this approach, the Company designs, develops and deploys software platforms that integrate cloud computing, big data analytics and AI-driven algorithms to support enterprises across diverse industries, including retail, e-commerce, tourism, healthcare and industrial sectors. The Company’s current customers include property management chain enterprises, cryptocurrency mining investment operators and energy and resource businesses. The Company is expanding the scope of its customer base and is in discussions with potential customers in new media, financial services, transportation, education and healthcare industries.

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

The following table provides a reconciliation of our Bitcoin holdings, along with additional details regarding the Company’s Bitcoin purchases and the fair value changes in digital asset during the periods:

	Digital assets original cost basis	Fair value change in digital assets	Digital assets fair value	Number of Bitcoin held
Balance as of December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital assets purchase	158,083,667	-	158,083,667	5,000
Fair value gain on digital assets	-	279,747,388	279,747,388	-
Balance as of December 31, 2025	$183,073,667	$333,079,818	$516,153,485	5,833
Fair value loss on digital assets	-	(126,511,123)	(126,511,123)	-
Balance as of March 31, 2026	183,073,667	206,568,695	389,642,362	5,833

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management for the three months ended March 31, 2026 and 2025. The carrying amount of cash and cash equivalents, accounts receivable, account payables and accrued expense and other payables approximated their fair values as of March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company carried digital assets at their fair value (see Note 4-Fair Value Measurements for fair value information).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(e) Functional Currency and Foreign Currency Translation

The accompanying consolidated financial statements are presented in US$. The functional currency of the Company and the Company’s subsidiaries is the United States dollar (“US$”).

Transactions denominated in a currency other than the functional currencies are re-measured into the functional currency of the entity at the exchange rates prevailing on the transaction dates. Financial assets and liabilities denominated in a currency other than the functional currency are re-measured at the balance sheet date exchange rate. The resulting exchange differences are recorded in the condensed consolidated statements of comprehensive income as foreign exchange related gain/loss.

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. As of March 31, 2026 and December 31, 2025, part of the Company’s cash of $668,387 and $668,387 that is held in bank accounts in Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or Hong Kong Deposit Protection Scheme, respectively.

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

The Company has elected early adoption of ASU 2023-08 during the year ended December 31, 2024. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company’s crypto assets (classified as digital assets on the balance sheets) are measured at fair value, with unrealized gains and losses recognized as “other (expense) income” in net (loss) income during the period.

The following table summarizes the Company’s digital assets holdings as of:

	March 31, 2026	December 31, 2025
Approximate number of bitcoins held	5,833	5,833
Digital assets carrying value	$389,642,362	$516,153,485

As of March 31, 2026 and December 31, 2025, the Company had approximately 5,833 and 5,833 bitcoins which had a carrying value of approximately $389,642,362 and $516,153,485, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized unrealized loss of $126,511,123 and unrealized gain of $245,311,156, respectively.

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

Although the Company has historically not experienced significant credit losses, it may experience increasing credit loss risks from accounts receivable in future periods if its customers are adversely affected by economic pressures or uncertainty associated with local or global economic recessions, or other customer-specific factors, and actual experience in the future may differ from their past experiences or current assessment.

As of March 31, 2026 and December 31, 2025, accounts receivable from customers amounted to $370,000 and $354,772, respectively, there is no allowance provided.

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

For the three months ended March 31, 2026 and 2025, all revenue recognized over time amounted to $465,228 and nil, respectively. For the three months ended March 31, 2026 and 2025, all revenue from software development services amounted to $465,228 and nil, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l) Contract Liabilities

Contract liabilities consisted of advance billings and payments received from customers prior to the Company satisfying the related performance obligations under contractual terms. These liabilities are recognized when the Company has an unconditional right to consideration for a contract that involves a single performance obligation satisfied over time.

The Company recognizes revenue related to contract liabilities over the period of performance as software development services are rendered. For these contracts, revenue is recognized based on the extent of progress toward complete satisfaction of the Company’s performance obligation, measured using the cost-to-cost input method. As the Company incurs costs and progresses towards complete satisfaction of its performance obligation, contract liabilities are systematically recognized as revenue in the Company’s consolidated statements of comprehensive income.

As of March 31, 2026 and December 31, 2025, the Company’s contract liabilities were nil.

(m) General and Administrative Expenses

General and administrative expenses also consisted of (i) salary, welfare and share-based compensation for general and administrative personnel, (ii) office expense, and (iii) professional service fees and others.

(n) Selling and Marketing Expenses

Selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) compensation and benefits for sales personnel, and (iii) travel and other routine office expense. All expenses are recognized in the period in which the related services occur or the benefits are received. The Company expenses advertising costs as incurred, and for the three months ended March 31, 2026 and 2025, the Company incurred advertising and promotion expenses of $299,700 and nil, respectively.

(o) Research and development expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and share-based compensation.

(p) Share-based Compensation Expense

The Company grants common stock of the Company to eligible employees and non-employees. The Company accounts for share-based awards issued to employees in accordance with ASC Topic 718 Compensation – Stock Compensation.

Employees’ share-based awards and non-employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses: (i) immediately at grant date if no vesting conditions are required; or (ii) using graded vesting method, net of estimated forfeitures, over the requisite service period, which is the vesting period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(r) Capital Structure

The Company currently has unlimited authorized shares of $0.00 par value common stock, with 76,264,374 and 4,882,556 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(t) Dividends

On August 8, 2025, the Company’s board of directors unanimously approved a dividend policy (the “Policy”), which took effect on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. After assessment by board of directors, no dividends were declared for the year ended December 31, 2025 and for the three months ended March 31, 2026.

(u) Leases

In accordance with ASC Topic 842, Leases (“ASC 842”), the Company, using the modified retrospective transition approach through a cumulative-effect adjustment in the period of adoption rather than retrospectively adjusting prior periods and the package of practical expedients, categorizes leases with contractual terms longer than twelve months as either operating or finance leases. However, the Company has no finance leases for any of the periods presented.

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

(v) (Loss) Earning Per Share

Basic net (loss) income per share of common stock attributable to common stockholders is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards, warrants, options, or convertible debt using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income per share of common stock attributable to common stockholders when their effect is dilutive.

(w) Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for details on the Company’s business segments.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(x) Comprehensive (Loss)Income

Comprehensive (loss) income is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive (loss) income was the same as its reported net (loss) income for all periods presented.

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

(z) Emerging growth company

The Company intends to operate as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until such time as those standards would apply to private companies. The Company elected to use this extended transition period to enable it to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(aa) Recently Adopted Accounting Standard Updates

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has early adopted ASU 2023-07 on January 1, 2025. As a result of adoption, the required disclosures have been included in Note 2 and Note 14.

(bb) Recently Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires entities to make incremental income tax disclosures on an annual basis. The amendments require that public business entities disclose specific categories in the rate reconciliation and provide additional information for reconciling items meeting a quantitative threshold. The amendments also require disclosure of income taxes paid to be disaggregated by jurisdiction, and the disclosure of income tax expense disaggregated by federal, state, and foreign. Amendments are effective for annual periods beginning after December 15, 2025 and thereafter, with early adoption permitted. The Company is evaluating adoption timing and the impact ASU 2023-09 will have on its financial statements and related disclosures.

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

In January 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-01, Income Statement — Reporting comprehensive (loss) income — Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment clarifies the effective date of ASU No. 2024-03 that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Accounting for and Disclosure of Software Costs (“ASU 2025-06”), which amends certain aspects of the accounting for and disclosure of internal-use software costs. ASU 2025-06 is effective for annual reporting periods beginning with the year ending December 31, 2028, with early adoption permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements resulting in a comprehensive list of interim disclosures that are required by GAAP, and includes a disclosure principle that requires the disclosure of events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for the Company’s interim financial statements beginning with the first fiscal quarter of the year ended December 31, 2028, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the balance sheets, statements of income and comprehensive loss and cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2026 and December 31, 2025, the Company held cash in bank amounting to $159,716,830 and $5,623,944 which consists of the following:

	March 31, 2026	December 31, 2025
Bank Deposits- Outside USA	$668,387	$668,387
Bank Deposits- Inside USA	159,048,443	4,955,557
Total	$159,716,830	$5,623,944

NOTE 4 – DIGITAL ASSETS

As of March 31, 2026 and 2025, digital assets holdings are as follows:

Opening balance as of December 31, 2024	$78,322,430
Purchase of BTC	158,083,667
Fair value gain on digital assets	245,311,156
Ending balance as of March 31, 2025	$481,717,253

Opening balance as of December 31, 2025	$516,153,485
Purchase of BTC	-
Fair value loss on digital assets	(126,511,123)
Ending balance as of March 31, 2026	$389,642,362

During the year ended December 31, 2023, the Company acquired 833 BTC at a total cost of $24,990,000. During the year ended December 31, 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667.

For the three months ended March 31, 2026 and 2025, the Company recognized unrealized loss of $126,511,123 and unrealized gain of $245,311,156, respectively, which are recorded under “other (expense) income” in the financial statements.

As of March 31, 2026 and December 31, 2025, the Company recognized unrealized gain of $206,568,695 and $333,079,818 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held at the end of each reporting period and the lowest bid quoted (unadjusted) prices at the end of each reporting period.

Digital assets are available for sale and there is no term of maturity; they will be held for trading and can be sold at any time. The Company expects to continue to accumulate BTC, when its price is low and expects to sell when its price is high.

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

NOTE 4 – DIGITAL ASSETS (CONTINUED)

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

As of March 31, 2026 and December 31, 2025, accounts receivable are related to the services fee receivable from customers as follows:

	March 31, 2026	December 31, 2025
Accounts Receivable	$370,000	$354,772
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$370,000	$354,772

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

NOTE 6– PREPAID EXPENSES

Prepaid expenses consist primarily of advance payments for marketing and promotional activities, computing power services and others. These amounts are amortized on a straight-line basis over the related contractual service period or as the underlying services are consumed, in each case within twelve months, and are classified as current assets. As of March 31, 2026 and December 31, 2025, prepaid expenses were $1,491,169 and $1,999,213, respectively

NOTE 7 – INVESTMENT

As of March 31, 2026 and December 31, 2025, investment consisted of the following:

	March 31, 2026	December 31, 2025
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$-	$-

Investment in an associate company that the Company has significant influence but does not have control over the investee are accounted for under the equity method. The Company periodically reviews the investment for impairment. The initial measurement and periodic subsequent adjustments of the investment are calculated by applying the ownership percentage to the net assets or equity of the partially owned entity under ASC323. The Company has conducted an impairment test on this long-term equity investment in accordance with ASC323 and has fully provided for impairment losses.

NOTE 8 – AMOUNT DUE TO RELATED PARTIES

Nature of relationships with related parties

Name:	Relationship with the Company
Weihong Liu	Chief Executive Officer
Nan Ding	Chief Operating Officer
Eve Chan	Chief Financial Officer and Secretary
Hongliang Liu	Chief Technical Officer
Hsiu Wu	Director, Chairman of the Board, and Chair of Nominating Committee
Wenbo Li	Director and Chair of Audit Committee
Guang Cui	Director and Chair of Compensation Committee
Gwanggeun Jo	Director
Lichen Dong	Former Director, Chairman of the Board
Qi Wang	Former Director
Tian Yang	Former Director and Chair of Audit Committee
Mahesh Thapaliya	Former Director
Jianbo Sun	Former Director and Chair of Compensation Committee

As of March 31, 2026 and December 31, 2025, remuneration payable were $619,652 and $660,259, respectively.

For the three months ended March 31, 2026 and 2025, remuneration to senior management and directors were $72,500 and $53,000, respectively.

NOTE 9 – ACCRUED EXPENSE AND OTHER PAYABLES

As of March 31, 2026 and December 31, 2025, accrued expenses and other payables consisted of unpaid professional fees as follows:

	March 31, 2026	December 31, 2025
Professional fees and operating expenses(a)	$144,837	$329,846
Short term loans (b)	575,644	2,038,115
Payroll	32,966	25,706
Total	$753,447	$2,393,667

NOTE 9 – ACCRUED EXPENSE AND OTHER PAYABLES (Continued)

(a):	The professional fees consisted of outstanding legal fees related to shareholder litigation, consulting fees, listing compliance fees payable to professional firms, and operating expenses.

(b):	The Company borrowed funds from former executives and a third party to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 76,264,374 and 4,882,556 shares, $0.00 par value, as of March 31, 2026 and December 31, 2025, respectively.

On July 21, 2022, the Company completed uplisting of its common stock to the Nasdaq Capital Market, and the closing of its public offering of 10,000,000 shares of common stock with the net proceeds of $37,057,176. The Company’s total issued and outstanding common stock has been increased to 195,032,503 shares after the offering.

On July 22, 2022, the Company issued 25,000 shares of common stock to certain service providers for services in connection with the public offering, the fair value of the share was $477,500. The Company’s total issued and outstanding common stock has been increased to 195,057,503 shares.

On June 9, 2023, the Company effected a 185-for-1 reverse stock split of its common stock. The reverse stock split reduced the number of outstanding shares from approximately 195,057,503 to approximately 1,054,530.

In September 2023, there were 1,570,600 shares issued with the fair value of $12,616,454, and the Company’s common stock issued and outstanding has been increased to 2,625,130 shares.

In April 2024, there are 3,940,000 shares issued with the total amount of $13,396,000 for the acquisition of 20% of associate company, and the Company’s common stock issued and outstanding has been increased to 6,565,130 shares.

On April 9, 2024, the Company converted $1,974,140 of outstanding liabilities into 411,280 shares of common stock at $4.80 per share (based on the 10-day average trading price). The Company’s common stock issued and outstanding has been increased to 6,976,410 shares.

On March 12, 2025, the Company issued 135,171,078 shares of Common Stock and 294,117,647 warrants (the “Warrants”), each exercisable for one share of Common Stock at a nominal exercise price, as consideration to acquire 5,000 bitcoin. The Warrants were exercised in full on the same date, and the Company issued all 294,117,647 shares underlying the Warrants (the “Warrant Shares”). Following these issuances, the Company had 436,265,135 shares outstanding.

On July 3, 2025, the Company filed a Registration Statement on Form S-8 with the U.S. Securities and Exchange Commission (SEC) to register 80 million of common stocks under the Next Technology Holding Inc. 2025 Equity Incentive Plan (the “2025 Equity Incentive Plan”). The registration became effective upon filing. These shares are reserved for future issuance to employees, directors, advisors and other eligible participants under the 2025 Equity Incentive Plan. On July 8, 2025 and August 8, 2025, respectively, the Company granted 20.0 million and 50.0 million of common stock under the 2025 Equity Incentive Plan, respectively. The total outstanding shares of the Company increased to 456,265,135 shares and 506,265,135 shares, respectively.

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

On September 3, 2025, the Company completed a registered direct offering (the “Offering”) and issued: (1) 25,313,256 shares of its common stock, $0.00 par value, at a purchase price of $0.15 per share; and (2) pre-funded warrants to purchase up to 34,686,744 shares of common stock at a purchase price of $0.149 per warrant. The pre-funded warrants were issued to investors whose purchase of common stock in the Offering would have resulted in them, together with their affiliates, beneficially owning more than 9.99% of the Company’s outstanding share capital. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and is exercisable immediately until exercised in full, subject to beneficial ownership limitations. Subsequent to the Offering, the investors fully exercised all pre-funded warrants, resulting in the issuance of 34,686,744 shares of common stock. Net proceeds from the offering amounted to approximately $8,030,250 after deducting placement agent fees and other offering expenses. These proceeds are designated exclusively for working capital purposes. Pursuant to standard lock-up provisions, the Company has agreed to refrain from issuing additional equity securities or filing new registration statements for a period of 60 days following the closing date.

On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556. The par value per share and the number of authorized shares remained unchanged. The reverse stock split was applied uniformly to all stockholders and did not alter relative ownership percentages, except for minor changes due to rounding. Stockholders holding shares in brokerage accounts or in book-entry form were not required to take any action. The reverse stock split did not adjust the number of reserved but unissued shares under the Company’s 2025 Equity Incentive Plan.

On October 9, 2025, October 24, 2025 and December 9, 2025, respectively, the Company granted 560,000 shares, 660,000 shares and 800,000 shares of common stock under the 2025 Equity Incentive Plan, respectively. As of December 31, 2025, the total outstanding shares of the Company increased to 4,882,556 shares.

On March 26, 2026, the Company closed a registered direct offering pursuant to its effective shelf registration statement on Form S-3, pursuant to which it issued and sold (i) 71,381,818 shares of common stock at a price of $1.10 per share, and (ii) pre-funded warrants to purchase up to 71,381,818 shares of common stock at a purchase price of $1.099 per warrant, with an exercise price of $0.001 per share, to twenty investors. The total gross proceeds from the offering were approximately $157,040,000, and net proceeds from the offering was $156,951,460 after deducting legal offering expenses.

As of March 31, 2026, the 71,381,818 shares issued in the offering were outstanding and are reflected in the Company’s total issued and outstanding share count of 76,264,374 shares. None of the pre-funded warrants had been exercised as of March 31, 2026. The pre-funded warrants are classified as equity and recorded within additional paid-in capital.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

For the three months ended March 31, 2026 and 2025, total share-based compensation expenses recognized were $4,172,379 and nil, respectively.

The following table sets forth the share-based compensation expenses for the three months ended March 31, 2026 and 2025:

	For the Three Months ended March 31,
	2026	2025
Research and development expenses	$653,759	$-
General and administrative expenses	3,518,620	-
Total	$4,172,379	$-

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

As of March 31, 2026, the Company has issued 72,020,000 shares of common stock to consultants for services rendered under the 2025 Plan, and 7,980,000 shares remain available for future issuance which still has 9.25 years remaining before expiration. Of the issued shares, 70,000,000 shares were issued prior to the Company’s 200-for-1 reverse stock split effected on September 16, 2025 and 2,020,000 shares were issued after the reverse stock split.

Employee and non-employee awards

Employee awards: For employees, the fundamental principle is to recognize compensation expenses based on the grant-date fair value over the vesting period using a systematic method (typically straight-line). There are no other conditions such as performance metrics in this scenario. Fair value is determined by the closing price of the company’s stock on the grant date, and the vesting period is the contractually specified duration.

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

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE (CONTINUED)

Clawback policy: All awards are subject to the Company’s Clawback Policy, which allows recovery of shares in cases of financial restatements or misconduct.

A summary of activities of the service-based share awards for the three months ended March 31, 2026 and for the years ended December 31, 2025 were presented as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Unvested as of December 31, 2024 and March 31, 2025	-	-
Granted	72,020,000	$1.849
Vested	(24,277,392)	3.163
Forfeited or cancelled	-	-
Unvested as of December 31, 2025	47,742,608	$1.180
Vested	(3,380,006)	1.230
Forfeited or cancelled	-	-
Unvested as of March 31, 2026	44,362,602	$1.176

NOTE 12 – INCOME TAX EXPENSES

Next Technology Holding Inc. in Wyoming is subject to U.S. federal income tax at 21% and a state income tax rate of nil. The Company owns a subsidiary incorporated in Hong Kong and are subject to Hong Kong profits tax at a tax rate of 16.5%. The Company owns another subsidiary incorporated in the British Virgin Islands (BVI). Under the current tax laws of BVI, the subsidiary’s income tax rate is nil.

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive loss are as follows:

	For the Three Months ended March 31,
	2026	2025
Current income tax expense	$-	$-
Deferred income tax (benefit) expense	(27,294,512)	51,420,873
Total	$(27,294,512)	$51,420,873

The (loss) income before income tax for domestic and foreign component’s were as follows:

	For the Three Months ended March 31,
	2026	2025
US	$(133,146,243)	$244,861,298
Hongkong and BVI	-	-
Total	$(133,146,243)	$244,861,298

NOTE 12 – INCOME TAX EXPENSES (CONTINUED)

For the three months ended March 31, 2026 and 2025, the Company paid nil for income expense.

The following table reconciles the statutory rate to the Company’s effective tax rate. The effective tax rate reconciliation is based on the U.S. federal statutory rate of 21% and State income tax rate of nil.

	For the Three Months ended March 31,
	2026	2025
US Statutory income tax rates	21.0%	21.0%
Share-based compensation expense	(0.5)%	-%
Effective income tax rate	20.5%	21.0%

The principal components of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31, 2026	As of December 31, 2025
Deferred tax liabilities
Fair value gain of Bitcoin	$43,379,426	$69,946,762
Less: Net operating loss carry forward	(6,057,596)	(5,330,420)
Total deferred tax liabilities	$37,321,830	$64,616,342

As of March 31, 2026 and December 31, 2025, the Company had net operating loss carry forwards (“NOLs”) of $28.8 million and $25.4 million for U.S. federal income tax purposes. The federal NOLs do not expire but are subject to an annual deduction limit of 80% of taxable income.

Note 13 – BASIC AND DILUTED NET INCOME PER SHARE

Basic earnings per share and diluted earnings per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three months ended March 31, 2026 and 2025 as follows:

	For the Three Months ended March 31,
	2026	2025
Statement of Operations Summary Information:
Net (loss) income	$(105,851,731)	193,440,425
Weighted-average common stocks outstanding - basic and diluted	8,927,931	488,020
Net (loss) income per share, basic and diluted	$(11.86)	396.38

In periods with net loss, all potential common shares (pre-funded warrants, RSUs) are anti-dilutive because including them would reduce loss per share (make it less negative), which is prohibited under ASC 260. Therefore, diluted net loss per share equals basic net loss per share.

On March 26, 2026, the Company issued fully paid, immediately exercisable pre-funded warrants in a registered direct offering; such warrants remain exercisable until fully exercised. The pre-funded warrants are classified as equity and recorded in additional paid-in capital. As of March 31, 2026, pre-funded warrants to purchase 71,381,818 shares of common stock were outstanding and unexercised, and the underlying shares were not yet registered.

Diluted earnings per share is calculated using the treasury stock method, when applicable; for the three months ended March 31, 2026, these warrants and unvested RSUS were excluded because inclusion would have been anti-dilutive due to the net loss. See Note 11 for details of share-based compensation and other potential common shares.

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

Measure of Segment Profit or Loss

The CODM reviews financial information on a consolidated basis, using Net (loss) income as the primary measure of segment performance to monitor budget versus actual results and decide where to allocate and invest additional resources to achieve continuing growth. Net (loss) income is defined as revenue less cost of revenues and operating expenses, and other segment items (including interest expense, other income and other expenses), and income taxes.

Significant Segment Expense Categories Provided to the CODM

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of profit or loss.

	For the Three Months ended March 31,
	2026	2025

Revenues	$465,228	-
Cost of revenues	(387,344)	-
Gross profit	77,884	-
		-
Selling and marketing expenses	(337,200)	-
Research and development expenses	(2,123,508)	-
General and administrative expenses
– Payroll and welfare expenses	(47,000)	(53,000)
– Professional service expenses	(681,517)	(387,858)
– Rental and other office expenses	(5,159)	(9,000)
– Share-based compensation	(3,518,620)	-
Loss from operations	(6,635,120)	(449,858)
Other (expense) income	(126,511,123)	245,311,156
Income tax benefit (expenses)	27,294,512	(51,420,873)
Net (loss) income	$(105,851,731)	193,440,425

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

Although the related parties subsequently filed additional lawsuits (including claims for corporate records inspection and alleged loan contract disputes), the Company has actively taken legal measures to defend against them. Notable developments: (i) December 2024 action – court denied the injunction motion and, on December 1, 2025, granted partial summary judgment for lack of standing; (ii) New York proceedings – January 6, 2026, court denied dismissal (appeal pending); (iii) Wyoming Chancery Court actions – October 2025 denial of dismissal, February 2026 partial counterclaims grant. The Company firmly believes that the claims made by the opposing party are without factual or legal basis and will continue to take all necessary measures to protect the Company’s and shareholders’ rights and interests.

The Company did not have any significant capital or other commitments or guarantees or contingencies as of March 31, 2026 and December 31, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2025, up through April 28, 2026, which is the date that these financial statements are issued, unless as disclosed elsewhere and below, there was no other material subsequent events occurred that would require recognition or disclosure in the Company’s financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this quarterly report.

Overview

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

Result of Operations

The following tables provide a comparison of a summary of our results of operations for the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025

	For the Three Months ended March 31,			% of
	2026	2025	Change	Change

Service revenue	$465,228	-	465,228
Cost of revenue	(387,344)	-	(387,344)
Gross Profit	77,884	-	77,884
Operating expenses
Research and development expenses	(2,123,508)	-	(2,123,508)
Selling and marketing expenses	(337,200)	-	(337,200)
General and administrative expenses	(4,252,296)	(449,858)	(3,802,438)	845.3%
Total operating expenses	(6,713,004)	(449,858)	(6,263,146)	1,392.2%
Loss from operations	(6,635,120)	(449,858)	(6,185,262)	1,374.9%
Other (expense) income	(126,511,123)	245,311,156	(371,822,279)	-151.6%
(Loss) income before income tax expenses	$(133,146,243)	244,861,298	(378,007,541)	-154.4%
Income tax benefits (expenses)	27,294,512	(51,420,873)	78,715,385	-153.1%
Net (loss) income	(105,851,731)	193,440,425	(299,292,156)	-154.7%

Revenue from Operations

Revenue is primarily derived from AI software development services and SaaS software solutions provided to industrial and other business customers.

For the three months ended March 31, 2026 and 2025, we generated total revenue of $0.47 million and nil, respectively. The increase in the 2026 period primarily reflects revenue recognized under a single commercial customer agreement with a customer in the smart water-system management sector. We had no commercial contracts in the comparable 2025 period.

Cost of Revenue

Cost of revenue primarily consists of personnel-related expenses, including salaries, benefits, and share-based compensation for employees involved in system development and implementation, as well as costs associated with outsourced development personnel and third-party vendors. These expenses also include other direct system development and delivery costs.

For the three months ended March 31, 2026, our cost of revenue was $0.39 million, compared to nil for the three months ended March 31, 2025. The notable rise of $0.39 million was mainly driven by increased utilization of external vendors and outsourced development resources, as well as higher personnel expenses resulting from an increase in headcount to support revenue growth.

Gross Profit and Gross Margin

For the three months ended March 31, 2026, our gross profit was $0.08 million, compared to nil for the three months ended March 31, 2025. For the three months ended March 31, 2026, our gross margin was 16.7%, compared to nil for the three months ended March 31, 2025. Gross margin for the three months ended March 31, 2026 reflects our revenue mix and early commercialization and may fluctuate with the mix of software, hardware, and services.

Research and Development Expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and share-based compensation.

For the three months ended March 31, 2026, research and development expenses was $2.12 million, compared to nil for the three months ended March 31, 2025. The notable increase of $2.12 million is primarily attributed to: (i) share-based compensation expenses of $0.65 million, reflecting equity incentives granted to attract and retain key technical personnel; and (ii) Professional service fees of $1.44 million, mainly related to outsourced software development and technical consulting services.

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

For the three months ended March 31, 2026, selling and marketing expenses was $0.34 million, compared to nil for the three months ended March 31, 2025. The increase was primarily attributable to:(i) higher payroll and bonus expenses, as we recorded performance-based bonuses for sales management personnel in line with the significant increase in sales revenue and cash collections during the year; and (ii) increased advertising and promotional expenses, reflecting expanded marketing activities to support revenue growth and customer acquisition.

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

For the three months ended March 31, 2026, general and administrative expenses was $4.3 million, compared to $0.5 million for the three months ended March 31, 2025. The significant increase was primarily attributable to:

(i)	A substantial increase in share-based compensation expenses, resulting from the grant of equity awards to certain individuals who made significant contributions to the Company’s survival, strategic transformation, and long-term development. The recognition of these equity awards led to a material increase in non-cash compensation expenses for the three months ended March 31, 2026, and;

(ii)	Higher professional service fees, as we engaged professionals to support key strategic initiatives and corporate development activities, including strategic advisory, legal, and consulting services.

We believe that these expenditures were necessary to strengthen our governance structure, enhance capital market readiness, and support its long-term strategic objectives. While such expenses materially increased operating costs for the three months ended March 31, 2026, they reflect the Company’s continued investment in organizational capability and capital formation efforts.

Other (Expenses) Income

For the three months ended March 31, 2026, other expenses were $126.5 million, compared to other income of $245.3 million for the three months ended March 31, 2025, an unfavorable change of $371.8 million. The year-over-year change was primarily driven by a decline in the fair value of our Bitcoin holdings, resulting in recognition of an unrealized loss for the three months ended March 31, 2026. Fluctuations in Bitcoin market prices materially affect our reported results of operations, and we expect such volatility to continue to impact our financial performance in future periods. Changes in fair value are non-cash until realized through sale.

Income Tax (Benefits) Expenses

For the three months ended March 31, 2026, our income tax benefits was $27.3 million, compared to income tax expenses of $51.4 million for the three months ended March 31, 2025. The year-over-year change primarily reflects a significant decrease in pre-tax income, driven mainly by lower other income (i.e., an unrealized loss) associated with changes in the fair value of our Bitcoin holdings in 2026. Our income tax (benefit) expense may continue to fluctuate in future periods based on our profitability, movements in the fair value of digital assets, and changes in applicable tax regulations.

Net (Loss) Income

As a result of the factors described above, for the three months ended March 31, 2026 and 2025, there was a net loss of $105.9 million and a net income of $193.4 million, respectively. The decrease is mainly due to loss in fair value in digital assets and offset by decrease in income tax expenses.

The following chart provides a summary of our balance sheets as of March 31, 2026 and December 31, 2025, respectively. It should be read in conjunction with the financial statements, and notes thereto.

Balance Sheets Analysis

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$159,716,830	$5,623,944
Digital assets	389,642,362	516,153,485
Accounts receivable, net	370,000	354,772
Prepaid expenses	1,491,169	1,999,213
Total assets	$551,220,361	$524,131,414
Accounts payable	1,543,500	751,322
Amount due to related parties	619,652	660,259
Income tax payable	130,415	130,415
Accrued expense and other payables	753,447	2,393,667
Deferred tax liabilities	37,321,830	64,616,342
Total liabilities	$40,368,844	$68,552,005
Total stockholders’ equity	$510,851,517	$455,579,409

As of March 31, 2026, we had total assets of $551.2 million, which mainly consisted of $159.7 million in cash and cash equivalents, $389.6 million in digital assets, $0.4 million in accounts receivable, net and $1.5 million in prepaid expenses; we had total liabilities of $40.4 million which consisted of $1.6 million in accounts payable, $0.6 million in amount due to related parties, $0.1 million in income tax payable, $0.8 million in accrued expense and other payable and $37.3 million in deferred tax liabilities; we had total stockholders’ equity of $510.8 million.

As of December 31, 2025, we had total assets of $524.1 million, which mainly consisted of $5.6 million in cash, $516.2 million in digital assets, and $2.3 million in other receivables and prepayments; we had total liabilities of $68.5 million which consisted of $0.7 million in accounts payable, $0.7 million in amount due to related parties,$0.1 million in income tax payable, $2.4 million in accrued expense and other payables and $64.6 million in deferred tax liabilities; we had total stockholders’ equity of $455.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity have been through the operation of our business and financing activities, which have historically been sufficient to meet our working capital, our business needs, as well as our capital expenditure requirements. As of March 31, 2026, we had cash and cash equivalents of $159.7 million. As of and for the three months ended March 31, 2026, we had a positive working capital of $548.2 million, net cash used in operating activities of $1.4 million, and a net loss of $105.9 million, with unrealized fair value loss of $126.5 million.

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

Cash Flows Analysis

The following table sets forth a summary of our cash flows for the years indicated:

	For the Three Months ended March 31,
	2026	2025

Net cash flows used in operating activities:	$(1,396,103)	$-
Net cash flows used in investing activities:	-	-
Net cash provided by financing activities:	155,488,989	-
Effect of exchange rate changes on cash	-	-
Change in Cash and Cash Equivalents:	154,092,886	-
Cash and Cash Equivalents, Beginning of the period	5,623,944	668,387
Cash and Cash Equivalents, End of the period	$159,716,830	$668,387

Operating activities

Our cash flow used in operating activities was $1.4 million for the three months ended March 31, 2026. This resulted from net loss of $105.9 million, adjusted for non-cash and working capital items. Positive adjustments to operating cash flows included $4.2 million of share-based compensation, $126.5 million of non-cash fair value gain on digital assets and changes in operating assets and liabilities of $1.1 million. These were partially offset by a $27.3 million of deferred tax benefits.

Our cash flow used in operating activities was nil for the three months ended March 31, 2025.

Investing activities

Our cash flow used in investing activities was nil for the three months ended March 31, 2026 and 2025.

Financing activities

Our cash flow generated from financing activities was $155.5 million and nil for the three months ended March 31, 2026 and 2025, respectively.

Capital Expenditures

There were no capital expenditures during the three months ended March 31, 2026 and 2025. However, future capital expenditures will be made to support the expected growth of the business.

Commitments

As of March 31, 2026 and March 31, 2025, we did not have any commitments.

Capital commitments

As of March 31, 2026 and March 31, 2025, we did not have any capital commitments.

Inflation

Inflation does not materially affect our business or the results of our operations.

Post-Balance Sheet Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these consolidated financial statements were issued and determined that there have been no events that would require adjustment to or disclosure in the consolidated financial statements.

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

For the three months ended March 31, 2026 and 2025, all revenue recognized over time amounted to $0.47 million and nil, respectively. For the three months ended March 31, 2026 and 2025, all revenue from software development services amounted to $0.47 million and nil, respectively.

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

As of March 31, 2026 and December 31, 2025, accounts receivable from customers amounted to $370,000 and $354,772, respectively, there is no allowance provided.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Bitcoin Price Risk

Our primary market risk exposure is the risk of fluctuation in the fair value of our bitcoin holdings due to changes in the market price of bitcoin. As of March 31, 2026, we held approximately 5,833 bitcoins with a carrying value of approximately $389.6 million, based on a bitcoin price of approximately $66,800 per bitcoin as reported on Coinbase as of the close of business on March 31, 2026.

Under ASC 350-60 (as amended by ASU 2023-08), which the Company adopted effective January 1, 2024, our bitcoin holdings are measured at fair value at each reporting date, with unrealized gains and losses recognized in net income in the period in which they occur. As a result, our financial results and the carrying value of our digital assets on our balance sheet are directly affected by movements in the price of bitcoin.

Bitcoin is a highly volatile asset. Its price is influenced by a variety of factors outside of our control, including supply and demand dynamics, regulatory developments across multiple jurisdictions, macroeconomic conditions, activity of large holders, investor sentiment, and the general performance of digital asset markets. Bitcoin has historically experienced rapid and substantial price fluctuations, and there can be no assurance that its price will not decline materially in the future.

The table below illustrates the hypothetical impact on the fair value of our bitcoin holdings and on our pre-tax net income as of and for the three months ended March 31, 2026, of certain assumed changes in the price of bitcoin, holding all other variables constant:

Hypothetical Change in Bitcoin Price	Hypothetical Fair Value of Bitcoin Holdings	Hypothetical Increase (Decrease) in Fair Value	Hypothetical Pre-Tax Net Income Impact
+25% (to approximately $84,125/BTC)	~$490.7 million	~+$98.2 million	~+$98.2 million
+10% (to approximately $74,030/BTC)	~$431.9 million	~+$39.4 million	~+$39.4 million
−10% (to approximately $60,570/BTC)	~$353.3 million	~−$39.4 million	~−$39.4 million
−25% (to approximately $50,475/BTC)	~$294.5 million	~−$98.2 million	~−$98.2 million
−50% (to approximately $33,650/BTC)	~$196.3 million	~−$196.3 million	~−$196.3 million

*	The above sensitivity analysis is provided for illustrative purposes only. Actual results may differ materially from the hypothetical amounts presented above. The analysis does not account for changes in tax liabilities associated with changes in the fair value of our bitcoin holdings, changes in the market price of our common stock, or any other secondary effects of a change in bitcoin price.

During the three months ended March 31, 2026, we did not acquire any additional bitcoin.

Hedging

We do not currently use any derivative instruments, hedging arrangements, or other market risk management tools to mitigate our exposure to bitcoin price fluctuation. We do not hold any interest rate-sensitive instruments, foreign currency-denominated financial instruments that are material to our financial statements, or commodity price-sensitive instruments other than our bitcoin holdings.

Interest Rate Risk and Foreign Exchange Risk

We are not materially exposed to interest rate risk as we have no interest-bearing debt outstanding. Our functional currency and reporting currency is the U.S. dollar, and substantially all of our transactions are denominated in U.S. dollars. Our exposure to foreign currency exchange rate fluctuations is not material to our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, management has concluded that, as of the end of March 31, 2026, our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013)  (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) lack of US GAAP expertise in finance team; (ii) a lack of segregation of duties within accounting functions; and (iii) the lack of multiple levels of review of our accounting data. Based on this evaluation, our management concluded that as of March 31, 2026, we did not maintain effective internal control over financial reporting.

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

On October 18, 2023, the same individuals who previously filed the above-described derivative suit initiated a direct action against the Company in the Chancery Court of the State of Wyoming (the “Chancery Court”), once again seeking control of the Company. In response, the Company contested to the lawsuit and sought a temporary restraining order to prevent the plaintiff shareholders and their affiliates (including the Unauthorized Persons) from asserting control over the Company.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If any of the following risks occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Software Development Business

We face intense competition in the AI-enabled software development market, which could adversely affect our business and results of operations.

The market for AI-enabled software development services is highly competitive, rapidly evolving and characterized by frequent technological changes. We compete with a wide range of companies, including established software providers, emerging technology companies, and in-house development teams at potential customers. We believe that the pace of innovation will continue to accelerate. Our ability to compete effectively depends on a number of factors, many of which are outside our control, including:

●	the quality, reliability and performance of our software solutions;

●	the ability to integrate artificial intelligence and other advanced technologies into our offerings;

●	the effectiveness of our sales, marketing and customer support;

●	the pace of innovation relative to competitors; and

●	our ability to differentiate our services in a crowded market.

If we are unable to anticipate or respond effectively to technological change, evolving industry standards, or customer preferences, or if our competitors are more successful in developing and marketing competing products and services, demand for our offerings could decline. Increased competition could result in pricing pressures, reduced margins, loss of market share, or diminished brand recognition, any of which could materially and adversely affect our business, financial condition and results of operations.

Our AI-enabled software development products, as well as applications, features, and functionality that we may introduce in the future, may not be widely accepted by our customers, may receive negative attention or may require us to compensate or reimburse third parties, any of which may lower our margins and harm our business. We may not have visibility into our financial position and results of operations.

Our ability to engage, retain, and increase our base of customers and to increase our revenue will depend on our ability to successfully create new applications, features, and functionality, both independently and together with third parties. We may introduce new and unproven applications, including technologies with which we have little or no prior development or operating experience. These new applications and updates may fail to engage, retain, and increase our base of customers or may suffer from lag in adoption. New applications may initially suffer from performance and quality issues that may negatively impact our ability to market and sell such applications to new and existing customers. The short- and long-term impact of any major change to our AI-integrated SaaS applications, or the introduction of new applications, is particularly difficult to predict. If new or enhanced applications fail to engage, retain, and increase our base of customers, we may fail to generate sufficient revenue, operating margin, or other value to justify our investments in such applications, any of which may harm our business.

In addition, we may be required to compensate or reimburse third parties in connection with certain sales of our software as part of our partner relationships. New applications, features and functionality that we introduce in the future or new partner relationships may increase the amount of compensation or reimbursement we pay to third parties. Any future requirement or increase in the rate that we compensate or reimburse third parties would lower our profit margins and harm our business.

Our software may contain undetected errors, bugs, or security vulnerabilities, which could adversely affect its performance and result in reduced demand, loss of revenue, or potential claims against us.

Despite testing by us and our customers, our software has in the past contained, and may in the future contain, errors, bugs, or security vulnerabilities. Such issues may not be identified until after deployment or release and could result in system failures, reduced functionality, or other performance issues. These problems could lead to loss of customers, reputational harm, delays in market acceptance, and additional costs to remediate such issues, any of which could have a material adverse effect on our business, financial condition, and results of operations.

In addition, our customer agreements typically include provisions intended to limit our exposure to liability, including for product defects, security incidents, or service disruptions. However, such limitations of liability may not be enforceable in all jurisdictions, and we may be subject to claims or litigation arising from such issues. Any successful claim could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to greater than anticipated tax liabilities.

We are subject to income and non-income taxes in various domestic and foreign jurisdictions. Our future tax liabilities could be adversely affected by a number of factors, including changes in the mix of earnings among jurisdictions with differing statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, and changes in applicable tax laws, regulations, or interpretations thereof.

In addition, to the extent we hold digital assets such as Bitcoin, the tax treatment of such assets remains uncertain and may be subject to change. If we were to dispose of any digital assets at a value greater than their tax basis, we could incur material tax liabilities on any resulting gains. Furthermore, evolving tax regulations and guidance relating to digital assets could result in increased tax compliance obligations or unexpected tax exposures. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Interruption or failure of our own technology systems or those provided by third-party service providers whom we rely upon, whether arising from geopolitical tensions or business competition, could adversely affect our business, financial condition and results of operations.

We currently serve our customers and end users in Hong Kong, Malaysia, Japan, and Singapore. Our ability to provide AI-enabled software development products and services depends on the continuing operation of our technological systems or those provided by third-party service providers, such as cloud service providers. Any damage to or failure of such systems could interrupt our services. Service interruptions could reduce our revenue and profit and damage our brand if our systems are perceived to be unreliable. Our systems are vulnerable to damage or interruption as a result of terrorist attacks, wars, earthquakes, floods, fires, power loss, telecommunications failures, undetected errors or “bugs” in our software, malware, computer viruses, interruptions in access to our platform through the use of “denial of service” or similar attacks, hacking or other attempts to harm our systems, and similar events. Some of our systems are not fully redundant, and our disaster recovery planning does not account for all possible scenarios. If we cannot continue to retain third-party services on acceptable terms, our services may be interrupted. If we experience frequent or persistent system failures on our platform, whether due to interruptions and failures of our own technology and or those provided by third-party service providers that we rely upon, our reputation and brand could be severely harmed.

The global landscape of cloud services is subject to the influence of geopolitical factors, including international trade disputes, sanctions, and national security concerns, which could impact the availability, reliability, and cost of cloud infrastructure services. Additionally, the competitive dynamics in the cloud services market and potential commercial conflicts of interest could lead to changes in service terms, pricing, availability or even termination of service agreements, particularly if our providers engage in business activities similar to ours and become direct competitors. Any limitation on the capacity of our cloud infrastructure, or any interruption caused by geopolitical events, trade restrictions, or competitive actions in the cloud market, could impede our ability to onboard new customers or expand the usage among existing customers, host our products, or serve our customers effectively.

In the event that our service agreements relating to our data centers or cloud infrastructure are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform, as well as significant delays and additional expense in arranging or creating new facilities and services or rebuilding our platform for deployment on a different data center provider or cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

Any actual or perceived security or privacy breach could interrupt our operations, harm our brand and adversely affect our reputation, brand, business, financial condition and results of operations.

Our business may involve the collection, storage, processing and transmission of our users’ personal data and other sensitive data. An increasing number of organizations including large online and off-line merchants and businesses, other large Internet companies, financial institutions and government institutions have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, users of our software products could have vulnerabilities on their own mobile devices that are entirely unrelated to our systems but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect.

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

Any actual or perceived breach of privacy or security could interrupt our operations, result in our software being unavailable, resulting in loss or improper disclosure of data, result in fraudulent transfer of funds, harm our reputation and brand, damage our relationships with third-party partners, result in significant legal, regulatory and financial exposure and adversely affect our business, financial condition and results of operations. Any breach of privacy or security impacting any entities with which we share or disclose data (could have similar effects. Further, any cyberattacks, or security and privacy breaches directed at our competitors could reduce confidence in the industry as a whole and, as a result, reduce confidence in us.

Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot guarantee that we will be able to successfully defending any of such lawsuits which could have an adverse effect on our reputation, brand, business, financial condition and results of operations.

Any failure to offer high-quality user support may harm our relationships with users and could adversely affect our reputation, brand, business, financial condition and results of operations.

Our ability to attract and retain qualified users is dependent in part on the ease and reliability of our offerings, including our ability to provide high-quality support. Users on our software depend on our support organization to resolve any issues relating to our offerings issues with reporting a problem. Our ability to provide effective and timely support is largely dependent on our ability to attract and retain service providers who are qualified to support users and sufficiently knowledgeable regarding our offerings.

Our business depends on our ability to retain newly acquired customers, and the termination or reduction of their contracts could materially and adversely affect our results of operations.

As part of our recent expansion efforts, we have entered into contracts with new customers that we expect will contribute to our future revenue in our software development business. These customers may, however, reduce their use of our offerings or terminate their contracts before or upon expiration. Such outcomes could occur for a variety of reasons, including dissatisfaction with our services, changes in their business priorities, budgetary constraints, competitive offerings, or broader market or economic conditions. Any early termination, non-renewal, or reduction in engagement by these customers could significantly reduce our anticipated revenue and hinder our ability to achieve business growth.

Our customer contracts generally do not obligate customers to renew, extend or expand their arrangements with us once the initial terms expire. If one or more of our customers elect not to renew their contracts with us, or if our customers renew their contracts for shorter time periods, or if our customers reduce the scope of services they obtain from us, or if our customers otherwise seek to renegotiate the terms of their existing arrangements on terms less favorable to us, our business, financial condition and results of operations could be adversely affected.

If we are unable to hire, retain, train, and motivate qualified personnel and senior management and deploy our personnel and resources to meet customer demand around the world, our business could suffer.

Our ability to compete in the highly competitive market for AI-enabled software industry depends upon our ability to attract, motivate, and retain qualified personnel. Some of our executive officers and key personnel are at-will employees and may terminate their employment relationship with us at any time. The loss of the services of our key personnel and any of our other executive officers, and our inability to find suitable replacements, could result in a decline in sales, delays in product development, and harm to our business and operations.

At times, we have experienced, and we may continue to experience, difficulty in hiring and retaining personnel with appropriate qualifications, and we may not be able to fill positions in a timely manner or at all. Potential candidates may not perceive our compensation package, including our equity awards, as favorably as personnel hired prior to our listing. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. In addition, we may incur significant costs to attract and recruit skilled personnel, and we may lose new personnel to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those geographic areas, but it may be challenging for us to compete with traditional local employers in these regions for talent. If we fail to attract new personnel or fail to retain and motivate our current personnel who can meet our growing technical, operational, and managerial requirements on a timely basis or at all, our business may be harmed.

Our success depends on our ability to effectively source and staff people with the right mix of skills and experience to perform services for our customers, including our ability to transition personnel to new assignments on a timely basis. If we are unable to effectively utilize our personnel on a timely basis to fulfill the needs of our customers, our business could suffer.

We face intense competition for qualified personnel, especially software engineers and data scientists, in Hong Kong and Singapore markets, where a large portion of our personnel are based. We incur costs related to attracting, relocating, and retaining qualified personnel in these highly competitive markets. Further, many of the companies with which we compete for qualified personnel have greater resources than we have. If we fail to attract new personnel or to retain our current personnel, our business and operations could be harmed.

We seek to retain and motivate existing personnel through our compensation practices, company culture, and career development opportunities. We may need to invest significant amounts of cash and equity for new and existing employees, and we may never realize returns on these investments. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is less attractive than that of our competitors, it may adversely affect our ability to recruit and retain highly skilled personnel. Any of these factors could harm our business, financial condition, and results of operations.

We could suffer disruptions, outages, defects, and other performance and quality problems with our software or with the internet infrastructure on which it relies.

Our business depends on the reliable performance and availability of our software. We have experienced, and may in the future experience, disruptions, outages, defects, and other performance and quality issues affecting our software and supporting systems. These issues may arise from a variety of factors, including the introduction of new features or updates, vulnerabilities or defects in proprietary or third-party software, human error or misconduct, capacity constraints, design limitations, natural disasters, or cybersecurity incidents such as denial-of-service attacks.

Any such disruptions, outages, defects, or other performance and quality issues with our software or supporting infrastructure could result in reduced customer usage, increased costs (including potential service credits or remediation expenses), damage to our reputation, and loss of customers, any of which could have a material adverse effect on our business, financial condition, and results of operations.

As we expand our software development product offerings, we may become subject to additional laws and regulations, and any actual or perceived failure by us to comply with such laws and regulations or manage the increased costs associated with such laws and regulations could adversely affect our business, financial condition and results of operations.

As we continue to expand our software development product offerings and user base, we may become subject to additional laws and regulations, which may differ or conflict from one jurisdiction to another. Many of these laws and regulations were adopted prior to the advent of our industry and related technologies and, as a result, do not contemplate or address the unique issues faced by our industry.

Despite our efforts to comply with applicable laws, regulations and other obligations relating to our software development product offerings, it is possible that our practices or product could be inconsistent with, or fail or be alleged to fail to meet all requirements of such laws, regulations or obligations. Our failure, or the failure by our third-party providers or partners, to comply with applicable laws or regulations or any other obligations relating to our software development product offerings, could harm our reputation and brand or result in fines or proceedings by governmental agencies or private claims and litigation, any of which could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Bitcoin Acquisition Strategy

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin

Our bitcoin acquisition strategy may expose us to various risks associated with bitcoin, including the following:

Bitcoin is a highly volatile asset

Bitcoin is a highly volatile asset that has traded below $63,000 per bitcoin and above $126,300 per bitcoin on Coinbase in the 12 months preceding the date of this quarterly report. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

Bitcoin does not pay interest or dividends

Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

The price of bitcoin may be influenced by regulatory, commercial, and technical factors that are highly uncertain

Bitcoin and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of bitcoin.

Our bitcoin holdings could significantly impact our financial results and the market price of our Common Stock

Our bitcoin holdings may significantly affect our financial results and if we continue to increase our overall holdings of bitcoin in the future, they may have an even greater impact on our financial results and the market price of our Common Stock. See “Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our bitcoin acquisition strategy has not been tested

This bitcoin acquisition strategy has not been tested. Although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. Some investors and other market participants may disagree with our bitcoin acquisition strategy or actions we undertake to implement it. If bitcoin prices were to decrease or our bitcoin acquisition strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our Common Stock would be materially adversely impacted.

We will be subject to counterparty risks, including in particular risks relating to our custodians

Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the bitcoin we own and may own in custody accounts at Japanese based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held bitcoin is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held bitcoin were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin and this may ultimately result in the loss of the value related to some or all of such bitcoin. Even if we are able to prevent our bitcoin from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our bitcoin held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our Common Stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of bitcoin

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, including the filings for bankruptcy protection by Three Arrows Capital, Celsius Network, Voyager Digital, FTX Trading and Genesis Global Capital, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, including Signature Bank and Silvergate Bank, SEC prior enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., the placement of Prime Trust, LLC into receivership following a cease-and- desist order issued by Nevada’s Department of Business and Industry, and the filing and subsequent settlement of a civil fraud lawsuit by the New York Attorney General against Genesis Global Capital, its parent company Digital Currency Group, Inc., and former partner Gemini Trust Company, have highlighted the counterparty risks applicable to owning and transacting in digital assets. Any similar bankruptcies, closures, liquidations and other events may result in any loss or misappropriation of our intended bitcoin holdings, or adversely impact our access to our bitcoin holdings. Or, any such bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry may negatively impact the adoption rate, price, and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the accounting treatment of our bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-08, which requires in-scope crypto assets (including our bitcoin holdings) to be measured at fair value in our statement of financial position, with changes in fair value recognized in net income each reporting period. ASU 2023-08 also requires interim and annual disclosures regarding crypto asset holdings. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted. We elected to early adopt ASU 2023-08 in December 2024. The application of this standard has resulted in material volatility in our financial results. Due in particular to the volatility in the price of bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our bitcoin on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our Common Stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts

While we currently own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to use it as collateral, which could be negatively effected by any disruptions in the crypto market, and if liquidated, the value of the collateral would not reflect potential gains in market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin strategy.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, the U.S. executive branch, the SEC, the European Union’s Markets in Crypto Assets Regulation, among others have been active in recent years, and in the U.K., the Financial Services and Markets Act 2023 (“FSMA 2023”), or FSMA 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to U.S. Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin specifically. The consequences of increased regulation of digital assets and digital asset activities could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock.

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Similarly, the open-source nature of the bitcoin blockchain means the contributors and developers of the bitcoin blockchain are generally not directly compensated for their contributions in maintaining and developing the blockchain, and any failure to properly monitor and upgrade the bitcoin blockchain could adversely affect the bitcoin blockchain and negatively affect the price of bitcoin.

Recent actions by U.S. banking regulators have reduced the ability of bitcoin-related services providers to gain access to banking services and liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Common Stock.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in the 1940 Act, and are not registered as an “investment company” under the 1940 Act as of the date of this quarterly report.

While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, a contrary determination by the SEC could lead to our classification as an “investment company” under the 1940 Act, if the portion of our assets consists of investments in bitcoins exceeds 40% safe harbor limits prescribed in the 1940 Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to change the manner in which we conduct our business.

We monitor our assets and income for compliance under the 1940 Act and seek to conduct our business activities in a manner such that we do not fall within its definitions of “investment company” or that we qualify under one of the exemptions or exclusions provided by the 1940 Act and corresponding SEC regulations. If bitcoin is determined to constitute a security for purposes of the federal securities laws, we would take steps to reduce the percentage of bitcoins that constitute investment assets under the 1940 Act. These steps may include, among others, selling bitcoins that we might otherwise hold for the long term and deploying our cash in non-investment assets, and we may be forced to sell our bitcoins at unattractive prices. We may also seek to acquire additional non-investment assets to maintain compliance with the 1940 Act, and we may need to incur debt, issue additional equity or enter into other financing arrangements that are not otherwise attractive to our business. Any of these actions could have a material adverse effect on our results of operations and financial condition. Moreover, we can make no assurance that we would successfully be able to take the necessary steps to avoid being deemed to be an investment company in accordance with the safe harbor. If we were unsuccessful, and if bitcoin is determined to constitute a security for purposes of the federal securities laws, then we would have to register as an investment company, and the additional regulatory restrictions imposed by 1940 Act could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As bitcoin and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For examples, see “— Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty” above.

If bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our Common Stock. See “— Regulatory change reclassifying bitcoin as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended, or the 1940 Act, and could adversely affect the market price of bitcoin and the market price of our Common Stock” above. Moreover, the risks of us engaging in a bitcoin treasury strategy have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Our current and intended bitcoin holdings are and may be less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the bitcoin markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we may hold with our custodians and transact with our trade execution partners may not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80-95% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its complaint on June 5, 2023 that Binance Holdings Ltd. committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived false trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin. Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc., and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. The price of our Common Stock may be affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our Common Stock.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our bitcoin, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.

Currently, we intend to hold any bitcoin we may own, in custody accounts at Japanese based institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our bitcoin. Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the bitcoin ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021 it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our bitcoin in a manner that may not be covered by insurance or the liability provisions twof the custody agreements with the custodians who hold our bitcoin;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader bitcoin blockchain ecosystem or in the use of the bitcoin network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the bitcoin industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our Common Stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our Common Stock. Our financial results and the market price of our Common Stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past, such as during 2022), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin ETPs;

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement actions against Coinbase, Inc. and Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;

●	changes in consumer preferences and the perceived value or prospects of bitcoin;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;

●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto or other “whales” that hold significant amounts of bitcoin;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the recent SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance Holdings Ltd. from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, that may cause a decline in support for the bitcoin network;

●	Transaction congestion and fees associated with processing transactions on the bitcoin network;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and

●	changes in national and international economic and political conditions, including, without limitation, the adverse impact attributable to the economic and political instability caused by the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the potential broadening of the Israel-Hamas conflict to other countries in the Middle East.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. Following our early adoption of ASU 2023-08, we are required to determine the fair value of our bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, and to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period, which may create significant volatility in our reported earnings and change the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our Common Stock. Conversely, any sale of bitcoins at prices above our carrying value for such assets creates a gain for financial reporting purposes even if we would otherwise incur an economic or tax loss with respect to such transaction, which also may result in significant volatility in our reported earnings.

Due in particular to the volatility in the price of bitcoin, we expect our early adoption of ASU 2023-08 to increase the volatility of our financial results and it could significantly affect the carrying value of our bitcoin on our balance sheet. As of the date of this quarterly report, we held an aggregate 5,833 bitcoins, which we acquired for approximately $183.1 million, inclusive of fees and expenses.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

Our bitcoin treasury strategy subjects us to enhanced regulatory oversight.

As noted above, several spot bitcoin ETPs have received approval from the SEC to list their shares on a U.S. national securities exchange with continuous share creation and redemption at net asset value. Even though we are not, and do not function in the manner of, a spot bitcoin ETP, it is possible that we nevertheless could face regulatory scrutiny from the SEC or other federal or state agencies due to our bitcoin holdings.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our bitcoin through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may consider issuing debt or other financial instruments that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX Trading, one of the world’s largest cryptocurrency exchanges, in November 2022. U.S. and foreign regulators have also increased, and are highly likely to continue to increase, enforcement activity, and are likely to adopt new regulatory requirements in response to FTX Trading’s collapse. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our Common Stock.

Legislative developments such as the CLARITY Act may alter the regulatory treatment of bitcoin and adversely affect our business.

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

While it is uncertain whether the CLARITY Act will be enacted in its current form, or whether transitional relief or exemptions would be available to us, any such reclassification of bitcoin could materially increase our compliance costs and subject us to additional reporting, operational and governance requirements. In addition, the period of regulatory transition and uncertainty could adversely affect liquidity, market participation and demand for bitcoin more broadly. Any such changes could have a material adverse effect on our business strategy, financial condition, results of operations and the market price of our Common Stock.

The concentration of our holdings in a single digital asset enhances the risks inherent in our bitcoin treasury strategy.

As of the date of this quarterly report, we held an aggregate 5,833 bitcoins, which we acquired for approximately $183.1 million], inclusive of fees and expenses, and we intend to purchase additional bitcoin and increase our overall holdings of bitcoin in the future. Currently we have our treasury reserve asset investments highly concentrated in a single asset, bitcoin. The concentration of our bitcoin holdings limits the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our bitcoin acquisition strategy. Any future significant declines in the price of bitcoin would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

From time to time, we may enter into certain hedging transactions to mitigate our exposure to specific economic conditions that are particularly volatile, including the market price of bitcoin. Engaging in hedging transactions may expose us to risks associated with such transactions. Hedging against a decline in the values of portfolio investments caused by interest rate risk or volatile bitcoin market prices does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline for other reasons. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio investments should increase. Moreover, it may not be possible to hedge against a particular fluctuation that is so generally anticipated by the markets that a hedging transaction at an acceptable price is unavailable. In light of these and other factors, we may not be successful in mitigating our exposure to volatile economic conditions through any hedging transactions we undertake.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our financial condition and results of operations.

As a result of our bitcoin treasury strategy, the majority of our cash is now concentrated in our bitcoin holdings. Accordingly, the emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. While bitcoin is the largest digital asset by market capitalization as of the date of this quarterly report there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short- term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms. As of the date of this quarterly report, two of the ten largest digital assets by market capitalization are U.S. dollar-backed stablecoins.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our financial condition, and operating results.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. In light of the significant amount of bitcoin we hold, we continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our bitcoin as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. In addition, holding our bitcoin with regulated custodians could affect the availability of receiving digital assets that may result from “forks” of the bitcoin blockchain if our custodians are unable to support or otherwise provide us with such digital assets, thereby reducing the amount of digital assets we may hold as a result.

The insurance that covers losses of our bitcoin holdings may cover only a small fraction of the value of the entirety of our bitcoin holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

Our bitcoin treasury strategy exposes us to risk of non-performance by counterparties.

Our bitcoin treasury strategy exposes us to the risk of non-performance by counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of bitcoin, a loss of the opportunity to generate funds, or other losses.

Our primary counterparty risk with respect to our bitcoin is custodian performance obligations. We hold nearly all of our bitcoin in custody accounts at Japanese institutional-grade custodians. These custodians have strong track records of regulatory compliance and information security. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, SEC enforcement actions against other providers, or placement into receivership or civil fraud lawsuit against digital asset industry participants have highlighted the perceived and actual counterparty risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not adversely impacted our bitcoin (which was only recently acquired), legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

Risks Relating to Our Financial Condition and Operations

Our dividend policy may limit our ability to fund operations and growth and could adversely affect our business and expansion plans.

On August 8, 2025, our board of directors unanimously approved a dividend policy (the “Policy”), effective September 8, 2025. Under the Policy, we will distribute no less than 80% of annual profits to shareholders as dividends, payable in cash, stock, or other forms approved by the board. Dividend declarations under the Policy remain subject to the board’s quarterly assessment of our liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition.

Despite that the Policy includes safeguards, returning a substantial portion of profits to shareholders may reduce funds available for working capital, research and development, product and market expansion, capital expenditures, strategic investments and acquisitions, and the maintenance of cash reserves. As a result, the Policy could constrain our operating flexibility and ability to pursue growth opportunities, and may increase our reliance on external financing. Any need to raise debt or equity to fund operations or expansion could occur on unfavorable terms, dilute existing shareholders, or subject us to restrictive covenants, and could adversely affect our business, financial condition, and results of operations.

Additional capital, if needed, may not be available on acceptable terms, if at all, and any additional financing may be on terms adverse to your interests.

We may need additional cash to fund our operations. Our capital needs will depend on numerous factors, including market conditions and our profitability. We cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If additional financing is not available when required or is not available on acceptable terms, we may be unable to fund expansion, successfully promote our brand name, develop or enhance our services, take advantage of business opportunities, or respond to competitive pressures or unanticipated requirements, any of which could seriously harm our business and reduce the value of your investment.

If we are able to raise additional funds if and when needed by issuing additional equity securities, you may experience significant dilution of your ownership interest and holders of these new securities may have rights senior to yours as a holder of our Common Stock. If we obtain additional financing by issuing debt securities, the terms of those securities could restrict or prevent us from declaring dividends and could limit our flexibility in making business decisions. In this case, the value of your investment could be reduced.

There is no assurance that we will be able to obtain additional funding if it is needed, or that such funding, if available, will be obtainable on terms and conditions favorable to or affordable by us. If we cannot obtain needed funds, we may be forced to curtail our activities.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, shareholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud, and a lack of effective controls could preclude us from accomplishing these critical functions. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of an issuer’s internal controls over financial reporting. Although we intend to augment our internal controls procedures and expand our accounting staff, there is no guarantee that this effort will be adequate.

During the course of our testing, we may identify deficiencies which we may not be able to remediate. In addition, if we fail to maintain the adequacy of our internal accounting controls, as applicable standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and, also, cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

A prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The current global market and economic conditions are unprecedented, volatile and challenging, with the threat of recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

Our business, prospects, financial condition and results of operations may also be influenced to a significant degree by political, economic and social conditions in Hong Kong and China generally and by continued economic growth in Hong Kong and China as a whole. The Chinese economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the Chinese economy has experienced significant growth over the past decades, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us.

Economic conditions in Hong Kong and China are sensitive to global economic conditions. Any prolonged slowdown in the global or Chinese economy may affect potential clients’ confidence in financial market as a whole and have a negative impact on our business, results of operations and financial condition. Additionally, continued turbulence in the international markets may adversely affect our ability to access the capital markets to meet liquidity needs.

The outbreak of war in Ukraine has already affected global economic markets, and the uncertain resolution of this conflict could result in protracted and/or severe damage to the global economy. Russia’s recent military interventions in Ukraine have led to, and may lead to, additional sanctions being levied by the United States, European Union and other countries against Russia. Russia’s military incursion and the resulting sanctions could adversely affect global energy and financial markets and thus could affect our client’s business and our business, even though we do not have any direct exposure to Russia or the adjoining geographic regions. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. In addition to the war in Ukraine, recent and ongoing conflicts in the Middle East, including the conflict between Israel and Hamas and the conflict involving the United States, Israel, and Iran, have added further uncertainty to the global economic outlook. These conflicts have already led to volatility in crude oil prices and increased shipping costs due to attacks on commercial vessels in the Red Sea. A wider regional conflict could significantly disrupt global supply chains and energy markets, which could lead to higher inflation, reduced economic growth, and other adverse effects on the global economy. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook of our business.

We may not maintain sufficient insurance coverage for the risks associated with our business operations

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, and other representatives, the loss of intellectual property rights, the loss of key personnel and risks posed by natural disasters. Any of these risks may result in significant losses. We currently do not carry business interruption insurance and may not do so in the future. In addition, we cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

We do not have “key man” life insurance policies for any of our key personnel. If we were to obtain “key man” insurance for our key personnel, of which there can be no assurance, the amounts of such policies may not be sufficient to pay losses experienced by us as a result of the loss of any of those personnel.

We do not currently have general liability insurance and may not have general liability insurance in the near future until our financial situation improves.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

On December 3, 2013, the People’s Bank of China, China’s central bank (“PBoC”), issued the Notice on Preventing Risks Associated with Bitcoin, emphasizing that bitcoin should be deemed as a virtual commodity rather than a fiat currency. This notice prohibits financial and payment institutions in China from providing bitcoin-related services, highlighting the potential risks of money laundering associated with bitcoin.

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

Our international growth strategy has and will continue to expose us to risks inherent in international sales and operations.

We are currently active in Hong Kong, Malaysia, Japan and Singapore, and we have and will continue to expand our operations and sales into new markets, including but not limited to, Thailand and Australia. Our expanding international operations are subject to risks that could adversely affect those operations or our business as a whole, including but not limited to the costs of establishing a market presence, localizing product and service offerings for foreign customers, difficulties in managing and staffing international operations, and increased expenses related to introducing corporate policies and controls in our international operations and increased reliance on partners to provide services in additional geographies. Further, the expansion of our product offering into new international markets has and will continue to result in an expansion of our monitoring of local laws and regulations, which increases our costs as well as the risk of the product not incorporating in a timely fashion or at all the necessary changes to enable a customer to be compliant with such laws, or in manual workarounds that are prone to errors.

Moreover, as part of our international strategy, we work with partners to perform services in certain geographies where we do not currently have international operations or the particular service required by our customers. As a result, we may experience business impact if our partners do not carry out the services as committed, or at a quality level that our customers demand, including potential for reduced margin from additional expense or impact to customer relationships.

If we are unable to provide the required services on a multinational basis, or if we are unable to effectively manage our international expansion, we could be subject to negative customer experiences, harm to our reputation or loss of customers, claims for any fines, penalties or other damages suffered by our customer, and other financial harm, including fines, penalties, or other damages suffered by us directly, which would negatively impact revenue and earnings. Although we have a multinational strategy, additional investment and efforts may be necessary to implement such strategy. Some of our business partners also have international operations and are subject to the risks described above.

Compliance with the rapidly evolving landscape of global data privacy and data security laws may be challenging, and any failure or perceived failure to comply with such laws, or other concerns about our practices or policies with respect to the processing of personal information, could damage our reputation and deter current and potential customers and end users from using our platform and products and services or subject us to significant compliance costs or penalties, which could materially and adversely affect our business, financial condition and results of operations.

Failure to comply with the increasing number of data protection laws in the jurisdictions in which we operate, as well as concerns about our practices with regard to the collection, use, storage, retention, transfer, disclosure and other processing of personal information, the security of personal information, the use of biometric information or other privacy-related matters, such as cybersecurity breaches, misuse of personal information and data sharing without necessary safeguards, including concerns from our customers, employees and third parties with whom we conduct business, even if unfounded, could damage our reputation and operating results. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory and legal frameworks regarding data privacy and security issues in many jurisdictions are constantly evolving and developing and can be subject to significant changes from time to time, including in ways that may result in conflicting requirements among various jurisdictions. Interpretation and implementation standards and enforcement practices are similarly in a state of flux and are likely to remain uncertain for the foreseeable future. As a result, we may not be able to fully assess the full scope of our global compliance obligations, leading to potential non-compliance with applicable data privacy and security laws, regulations and standards. Moreover, these laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations.

United States

In the United States, various federal regulators, including governmental agencies like the Federal Trade Commission, and states and state regulators have adopted, or are considering adopting, laws and regulations concerning personal data and data security, such as the California Consumer Privacy Act, of 2018 (as modified by the California Privacy Rights Act, collectively “CCPA”). This patchwork of legislation and regulation may give rise to conflicts or differing views of personal privacy rights. For example, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal data than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. One such comprehensive privacy law in the United States is the CCPA, which came into effect on January 1, 2020 and was significantly amended as of January 1, 2023. Among other things, the CCPA requires companies that process personal information of California residents to make detailed disclosures to consumers about such companies’ data collection, use and sharing practices, gives California residents expanded rights to access and delete their personal information and to opt out of certain personal information sharing with (and sales of personal information to) third parties. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal data that may increase the likelihood of, and risks associated with, data breach litigation. Additionally, the CCPA expands consumers’ rights with respect to certain sensitive personal information, further restricts the use of cross-context behavioral advertising and creates a state agency, the California Privacy Protection Agency, to oversee implementation and enforcement efforts. Amendments have been made to the CCPA, and it is possible that further amendments will be enacted, but even in its current form it remains unclear how various provisions of the CCPA will be interpreted and enforced potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other state laws are changing rapidly and there have been ongoing discussions and proposals in the U.S. Congress with respect to new federal data privacy and security laws to which we would become subject if enacted. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which may have a material and adverse impact on our business, financial condition and results of operations.

Hong Kong

In Hong Kong, the collection, use and transfer of personal data is primarily governed by the Personal Data (Privacy) Ordinance (Chapter 486 of the laws of Hong Kong) (“PDPO”), which is enforced by the Privacy Commissioner for Personal Data. The PDPO applies where the data user in question controls the collection, holding, processing or use of personal data (i.e. any data relating directly or indirectly to a living individual from which it is practicable for the individual to be directly or indirectly identified) in or from Hong Kong even if the data processing cycle occurs outside Hong Kong. PDPO does not contain any express provisions conferring extra-territorial application. PDPO imposes a duty on any data user who, either alone or jointly with other persons, controls the collection, holding, processing or use of any personal data which relates directly or indirectly to a living individual and can be used to identify that individual. Under the PDPO, data users shall take all practicable steps to protect the personal data they hold from any unauthorized or accidental access, processing, erasure, loss, or use. Once collected, such personal data should not be kept longer than necessary for the fulfilment of the purpose for which it is or is to be used and shall be erased if it is no longer required, unless erasure is prohibited by law or is not in the public interest. PDPO also confers on the Privacy Commissioner for Personal Data (“Privacy Commissioner”) power to conduct investigations and institute prosecutions. The data protection principles (collectively, the “DPP”), which are contained in Schedule 1 to the PDPO, outline how data users should collect, handle, and use personal data, complemented by other provisions imposing further compliance requirements. The collective objective of DPPs is to ensure that personal data is collected on a fully informed basis and in a fair manner, with due consideration towards minimizing the amount of personal data collected. Once collected, the personal data should be processed in a secure manner and should only be kept for as long as necessary for the fulfilment of the purposes of using the data. Use of the data should be limited to or related to the original collection purpose. Data subjects are given certain rights including, inter alia: (a) the right to be informed by a data user whether the data user holds personal data of which the individual is the data subject; (b) if the data user holds such data, the right to be supplied with a copy of such data; and (c) the right to request correction of any data they consider to be inaccurate. The Privacy Commissioner may carry out criminal investigations and institute prosecution for certain offenses. Depending on the severity of the cases, the Privacy Commissioner will decide whether to prosecute or refer cases involving suspected commission to the Department of Justice of Hong Kong. Victims may also seek compensation by civil action from data users for damage caused by a contravention of the PDPO.

Malaysia

In Malaysia, the processing of personal data in commercial transactions is regulated under the Personal Data Protection Act 2010 (“Malaysia PDPA”), which is administered by the Personal Data Protection Commissioner. Malaysia PDPA requires generally that an individual consents to the processing of personal data, subject to specific statutory exceptions. The term “processing” is widely defined to include collecting, recording, holding, or storing personal data or carrying out any operation or set of operations on personal data, including:

(a)	the organization, adaptation or alteration of personal data;

(b)	the retrieval, consultation or utilization of personal data;

(c)	the disclosure of personal data by transmission, transfer, dissemination or otherwise making available; or

(d)	the alignment, combination, correction, erasure, or destruction of personal data.

Malaysia PDPA provide that consent shall be obtained in relation to the processing of personal data in any form that can be recorded and maintained properly by the data user.

Data users are required to provide written notice of the personal data being processed, and such notice shall include, among others, a description of the personal data being processed, the purpose for which the personal data is being processed, the source of the personal data, the class of persons to whom the personal data will be disclosed to, whether it is obligatory or voluntary for the individual to supply the personal data, the individual’s rights to request access and correct the personal data and choices and means available to the individual to limit the processing of the personal data. The notice must be provided in both English and the national language of Bahasa Malaysia.

Japan

The Act on the Protection of Personal Information (the “APPI”) in Japan is to protect rights and interests of individuals, while balancing the usefulness of personal information. The APPI mainly concerns three situations: (i) acquisition and use; (ii) storage; and (iii) transfer of personal information. When personal information is acquired, the purpose of use must be notified to the individual or made public, except in cases where the purpose of use has been made public in advance. The purpose of use must be specified, and the acquired personal information must be used within the scope of such purpose of use. When storing personal information, it is necessary to manage it safely so that it will not be leaked. For the secure management of personal information, the APPI requires business operators handling personal data to implement appropriate security control measures to prevent unauthorized access, loss, destruction, alteration or leakage. It includes establishment of fundamental rule of personal information management, appointment of personnel responsible for personal information management, provisions of regular training courses on privacy and security breach, physical security control. Additionally, when transferring personal data to a third party, it is necessary, in principle, to obtain the consent of the principal in advance. In the event that an individual violates the above obligations under the APPI and also violates an improvement order issued by the Personal Information Protection Commission regarding this matter, a criminal penalty of “imprisonment for not more than one year or a fine of not more than one million yen” could be imposed on the individual who violated the law. In addition, a criminal penalty of “a fine of up to 100 million yen” could be imposed on the violating entity. A victim may file a claim for damages based on torts against the offending entity for damages caused by the leakage and for compensation. Furthermore, if there is a contractual relationship between the victim and the entity, and the leakage of personal information is judged to be a breach of contract, damages may be claimed for breach of contract.

Singapore

In Singapore, the Personal Data Protection Act 2012 of Singapore (“PDPA”) governs the collection, use and disclosure of the personal data of individuals by organizations, and is administered and enforced by the regulator, the Personal Data Protection Commission. The PDPA sets out data protection obligations which all organizations are required to comply with in undertaking activities relating to the collection, use or disclosure of personal data. A failure to comply with any of the above can subject an organization to a fine of up to the higher of S$1,000,000 or 10% of the organization’s annual turnover in Singapore (for an organization whose annual turnover in Singapore exceeds S$10,000,000).

In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or reinterpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. For example, there is an increasing trend of jurisdictions requiring data localization, which may prohibit companies from storing data relating to resident individuals in data centers outside the relevant jurisdiction or, at a minimum, require a complete set of the data to be stored in data centers within the relevant jurisdiction. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that these laws, regulations, standards and other obligations may be interpreted and applied in a manner that is inconsistent with our data processing practices and policies or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, complaints, inquiries, allegations, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business, financial condition and results of operations. Furthermore, the developing requirements relating to clear and prominent privacy notices (including in the context of obtaining informed and specific consents to the collection and processing of personal information, where applicable) may potentially deter end users from consenting to certain uses of their personal information.

In general, negative publicity of us or our industry regarding actual or perceived violations of our end users’ privacy-related rights, including fines and enforcement actions against us or other similarly placed businesses, also may impair users’ trust in our privacy practices and make them reluctant to give their consent to share their data with us. Any inability to adequately address data privacy or security-related concerns, complaints, inquiries or allegations when they arise, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with consumers and have a material and adverse impact on our business, financial condition and results of operations. In addition, due to data privacy or data security concerns, our ability to retain or increase our user base and user engagement may be materially and adversely affected, we may not be able to maintain or grow our revenues as anticipated and our financial results could be materially and adversely affected.

With regard to our commercial arrangements, we and our counterparties, including business partners and external service providers, might be subject to contractual obligations regarding the processing of personal information. While we believe our and our counterparties’ conduct under these agreements is in material compliance with all applicable laws, regulations, standards, certifications and orders relating to data privacy or security, we or our counterparties may fail, or be alleged to have failed, to be in full compliance. In the event that our acts or omissions result in alleged or actual failure to comply with applicable laws, regulations, standards, certifications and orders relating to data privacy or security, we may incur liability. While we endeavor to include indemnification provisions or other protections in such agreements to mitigate liability and losses stemming from our counterparties’ acts or omissions, we may not always be able to negotiate for such protections and, even where we can, there is no guarantee that our counterparties will honor such provisions or that such protections will cover the full scope of our liabilities and losses.

While we strive to comply with our internal data privacy guidelines as well as all applicable data privacy and security laws and regulations and contractual obligations in respect of personal information, there is no assurance that we are able to comply with these laws, regulations and contractual obligations in all respects. Any failure or perceived failure by us, external service providers or business partners to comply may result in proceedings or actions against us, including fines and penalties or enforcement orders (including orders to cease processing activities) being levied on us by government agencies or proceedings or actions against us by our business partners, customers or end users, including class action privacy litigation in certain jurisdictions, and could damage our reputation and discourage current and future users from using our products and services, which could materially and adversely affect our business, financial condition and results of operations. In addition, compliance with applicable laws on data privacy requires substantial expenditure and resources, including to continually evaluate our policies and processes and adapt to new requirements that are or become applicable to us on a jurisdiction-by-jurisdiction basis, which would impose significant burdens and costs on our operations or may require us to alter our business practices. Concerns about the security of personal information also could lead to a decline in general internet usage, which could result in a decrease in demand for our products and services and have a material and adverse effect on our business, financial condition and results of operations. Furthermore, if the local government authorities in our target markets require real-name registration for users of our platform, the growth of our customer and end-user bases may slow down and our business, financial condition and results of operations may be adversely affected.

Risks Related to Our Common Stock and our Pre-Funded Warrant

Our Common Stock may be subject now and in the future to the SEC’s “Penny Stock” rules.

We may be subject now and in the future to the SEC’s “penny stock” rules if our shares of Common Stock sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Our stock price may be volatile and could decline substantially.

The market price of our Common Stock may be volatile, both because of actual and perceived changes in our financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in our stock price may include, among other factors discussed in this section, the following:

●	actual or anticipated variations in the financial results and prospects of our Company or other companies in the industry in which the Company operates;

●	changes in financial estimates by research analysts;

●	mergers or other business combinations involving us;

●	additions and departures of key personnel and senior management;

●	changes in accounting principles;

●	the passage of legislation or other developments affecting us or our industry;

●	the trading volume of our Common Stock in the public market;

●	the release of lockup, escrow, or other transfer restrictions on our outstanding equity securities or sales of additional equity securities;

●	potential litigation or regulatory investigations;

●	changes in economic conditions, including fluctuations in global and Hong Kong economies;

●	financial market conditions;

●	natural disasters, terrorist acts, acts of war, or periods of civil unrest; and

●	the realization of some or all of the risks described in this section.

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of our Common Stock.

Future sales of shares of our Common Stock, whether by us or our stockholders, could cause the price of our Common Stock to decline.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of shares of our Common Stock in the public market, the trading price of our Common Stock could decline significantly. Similarly, the perception in the public market that our stockholders might sell shares of our Common Stock could also depress the market price of our shares. A decline in the price of our Common Stock might impede our ability to raise capital through the issuance of additional shares of Common Stock or other equity securities. In addition, the issuance and sale by us of additional shares of Common Stock, or securities convertible into or exercisable for shares of our Common Stock, or the perception that we will issue such securities, could reduce the trading price for our Common Stock as well as make future sales of equity securities by us less attractive or not feasible.

We do not know whether a market for the shares of Common Stock will be sustained or what the trading price of the shares of Common Stock will be and as a result it may be difficult for you to sell your shares of Common Stock.

Although our Common Stock trades on Nasdaq, an active trading market for the Common Stock may not be sustained. It may be difficult for you to sell your shares of Common Stock without depressing the market price for the shares of Common Stock. As a result of these and other factors, you may not be able to sell your shares of Common Stock. Further, an inactive market may also impair our ability to raise capital by selling shares of Common Stock, or may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of Common Stock as consideration.

Securities analysts may not cover our Common Stock and this may have a negative impact on the market price of our Common Stock.

The trading market for our shares of Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over independent analysts (provided that we have engaged various non-independent analysts). We do not currently have and may never obtain research coverage by independent securities and industry analysts. If no independent securities or industry analysts commence coverage of us, the trading price for our Common Stock would be negatively impacted. If we obtain independent securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our shares of Common Stock, changes their opinion of our shares or publishes inaccurate or unfavorable research about our business, the price of our Common Stock would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares of Common Stock could decrease and we could lose visibility in the financial markets, which could cause the price and trading volume of our shares of Common Stock to decline.

We may not be able to continue to pay or maintain our dividends and the failure to do so may negatively affect our share price. You will need to rely on the price appreciation of our Common Stock for return on your investment.

Subject to the Wyoming Business Corporations Act and our bylaws, our board of directors may authorize and declare a dividend to stockholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Wyoming statutory restriction on the amount of funds which may be distributed by us by dividend.

Under our Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. As a result, dividends may be decreased or entirely discontinued. Therefore, you should not rely on an investment in our Common Stock as a source for any future dividend income. The return on your investment in our Common Stock will likely depend entirely upon any future price appreciation of our Common Stock. There is no guarantee that our Common Stock will appreciate in value or even maintain the price at which you purchased the shares of Common Stock. You may not realize a return on your investment in our Common Stock and you may even lose your entire investment in our Common Stock.

Techniques employed by short sellers may drive down the market price of our Common Stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is in the short seller’s interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

Public companies listed in the United States that have a substantial operation in Hong Kong have been the subject of short selling. Much of the scrutiny and negative publicity has centered on allegations of a lack of effective internal control over financial reporting resulting in financial and accounting irregularities and mistakes, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result, many of these companies are now conducting internal and external investigations into the allegations and, in the interim, are subject to stockholder lawsuits and/or SEC enforcement actions.

We may in the future be the subject of unfavorable allegations made by short sellers. Any such allegations may be followed by periods of instability in the market price of our Common Stock and negative publicity. If and when we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we could have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short seller by principles of freedom of speech, applicable federal or state law, or issues of commercial confidentiality. Such a situation could be costly and time-consuming and could distract our management from growing our business. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact our business operations and stockholder’s equity, and the value of any investment in our Common Stock could be greatly reduced or rendered worthless.

Additional securities offerings in the future may dilute then-existing stockholders’ percentage ownership of the Company.

Given our plans and expectations that we will need additional capital in the future, we anticipate that we will need to issue additional shares or securities convertible or exercisable for shares, including convertible preference shares, convertible notes, stock options or warrants. The issuance of additional securities in the future will dilute the percentage ownership of then current stockholders and could negatively impact the price of our Common Stock.

A possible “short squeeze” due to a sudden increase in demand of shares of our Common Stock that largely exceeds supply may lead to additional price volatility.

Investors may purchase shares to hedge existing exposure or to speculate on the price of our Common Stock. Speculation on the price of our Common Stock may involve long and short exposures. To the extent an aggregate short exposure in our shares of Common Stock becomes significant, investors with short exposure may have to pay a premium to purchase shares for delivery to share lenders at times if and when the price of our Common Stock increases significantly, particularly over a short period of time. Those purchases may in turn, dramatically increase the price of our Common Stock. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our Common Stock that are not directly correlated to our business prospects, financial performance or other traditional measures of value for the Company or its Common Stock.

There is no established public trading market for our Pre-Funded Warrants, and we do not expect a market to develop.

There is no established public trading market for our Pre-Funded Warrants, and we do not expect a market to develop. In addition, we do not intend to apply to list the Pre-Funded Warrants on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Pre-Funded Warrants will be limited. Further, the existence of the Pre-Funded Warrants may act to reduce both the trading volume and the trading price of our Common Stock.

The Pre-Funded Warrants are speculative in nature.

Except as otherwise provided in the Pre-Funded Warrants, until the holder of Pre-Funded Warrants acquire shares of our Common Stock upon exercise of the Pre-Funded Warrants, the holder of Pre-Funded Warrants will have no rights with respect to shares of our Common Stock underlying such Pre-Funded Warrants. Upon exercise of the Pre-Funded Warrants, the holder of such Pre-Funded Warrants will be entitled to exercise the rights of a stockholder only as to matters for which the record date occurs after the exercise date.

Moreover, the market value of the Pre-Funded Warrants is uncertain. There can be no assurance that the market price of our Common Stock will ever equal or exceed the price of the Pre-Funded Warrants, and, consequently, whether it will ever be profitable for the investors to exercise its Pre-Funded Warrants.

Our Common Stock is subject to delisting from Nasdaq, which would seriously harm the liquidity of our Common Stock and its ability to raise capital or complete a strategic transaction.

Our Common Stock is currently listed on the Nasdaq Capital Market. To maintain its listing on Nasdaq, we are required to maintain: (i) a minimum bid price of $1.00 per share; (ii) a market value of publicly held securities of $1 million; (iii) a certain number of round lot stockholders; and (iv) one of the following: a net income from continuing operations (in the latest fiscal year or two of the three last fiscal years) of at least $500,000, a market value of common stock of at least $35 million or a stockholders’ equity of at least $2.5 million. Nasdaq has the authority to delist our Common Stock if we fail to maintain these minimum requirements. In addition, Nasdaq may delist the Company if, based on Nasdaq’s review of our operations and pursuant to Nasdaq Listing Rule 5101, Nasdaq believes that we are a “public shell” and that the continued listing of our securities is no longer warranted. We have no current plans to delist our Common Stock from Nasdaq. Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

During the fiscal year ended December 31, 2025 and three months ended March 31, 2026, we received several notices from the Staff of Nasdaq (the “Staff”) regarding our compliance with continued listing requirements:

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

If our Common Stock is delisted from Nasdaq, whether because Nasdaq determines in the future that the Company is a “public shell” or the Company fails to maintain compliance with the continued listed requirements, or otherwise, a reduction in some or all of the following may occur, each of which could have a material adverse effect on holders of our Common Stock: the liquidity of the Common Stock; the market price of the Common Stock; the number of institutional and general investors that will consider investing in the Common Stock; the number of investors in general that will consider investing in the Common Stock; the number of market makers in the Common Stock; the availability of information concerning the trading prices and volume of the Common Stock; and the number of broker-dealers willing to execute trades in the Common Stock. In addition to the foregoing, there are certain consequences under the Securities Act, of being a public shell company, including the unavailability of Rule 144 thereunder for the resale of restricted securities and the inability to utilize Form S-8 for the registration of employee benefit plan securities.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our shares of Common Stock, the price of our shares of Common Stock and trading volume could decline.

The trading market for our shares of Common Stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our shares of Common Stock would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our shares of Common Stock and the trading volume to decline.

The market price of our shares of Common Stock may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price at which you purchased your shares.

If you purchase our shares of Common Stock, you may not be able to resell those shares at or above the price at which you purchased your shares. The market price of our shares of Common Stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our revenue and other operating results;

●	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, shareholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.

Conversions of outstanding debt or other obligations into equity securities will dilute shareholder’s percentage of ownership.

We have entered into agreements with certain directors or officers pursuant to which outstanding debt obligations, accrued salaries, or other payables have been, or may in the future be, converted into shares of our Common Stock. Any such conversions result in the issuance of additional shares, which dilutes the ownership interests of existing shareholders. In the future, we may continue to convert outstanding indebtedness or other obligations into equity securities in order to preserve cash resources or restructure our balance sheet. These transactions may be effected at conversion prices that are below the prevailing market price of our Common Stock, and as a result, may cause further dilution to the interests of our shareholders and negatively impact the market price of our Common Stock.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of May 30 of any year.

We are subject to ongoing SEC reporting requirements under the Exchange Act of 1934, and if we fail to timely file our periodic reports, we may lose eligibility to use certain registration statements and our securityholders may not be able to rely on Rule 144.

We are subject to the ongoing reporting requirements of the Exchange Act, including the obligation to file annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K within prescribed timeframes. Historically, we have not always been able to timely file our periodic reports, including our Forms 10-K and 10-Q. Any failure to timely file our reports with the SEC may have material adverse consequences, including the loss of eligibility to use short-form registration statements on Form S-3 or Form S-8, as well as limitations on our securityholders’ ability to rely on Rule 144 under the Securities Act, for resales of our securities. If we are unable to maintain timely compliance with our filing obligations in the future, investors may experience reduced liquidity in our securities, and our ability to raise additional capital efficiently in the public markets could be significantly impaired.

We may need to issue significant additional shares to acquire digital assets, which would dilute existing stockholders and could adversely affect the trading price of our Common Stock.

Our business model may require us to issue significant additional shares of our capital stock in order to acquire additional digital assets, including Bitcoin, or to satisfy other business obligations. Historically, we have relied on the issuance of common stock to support our operations and expand our business. For example, on April 17, 2024, we issued 3,940,000 shares of common stock with a total valuation of $13.4 million to consummate the acquisition of 2,000 ordinary shares of Future Dao Group Holding Limited. In May 2024, we issued 411,280 shares of common stock to several professionals as settlement for outstanding professional fees in the aggregate amount of approximately $2.0 million. Most significantly, on March 12, 2025, we acquired 5,000 Bitcoin from certain sellers and, in exchange, issued 135,171,078 shares of common stock valued at $1.02 per share, along with warrants to purchase 294,117,647 shares of common stock at a nominal exercise price.

Any future issuances of our common stock in connection with acquisitions of coins, payment of obligations, or other business purposes would dilute the ownership interests of our existing stockholders and could materially and adversely affect the value of their investment. In addition, substantial issuances of our securities could create downward pressure on the trading price of our common stock. There can be no assurance that we will be able to manage or limit such dilution, and investors should expect that additional share issuances may continue to be a central feature of our capital-raising and asset acquisition strategy.

Risks Related to Our Corporate Structure

We are a holding company, and may rely on dividends paid by our subsidiaries for our cash needs. Any limitation on the ability of our subsidiaries to make dividend payments to us, or any tax implications of making dividend payments to us, could limit our ability to pay our parent company expenses or pay dividends to holders of our shares.

We are a holding company and conduct our operations directly and through our subsidiaries in both Hong Kong and BVI. We may rely on dividends to be paid by our subsidiaries to fund our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. If any of our subsidiaries incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us.

The Company is permitted under the Wyoming laws to provide funding to our subsidiaries in Hong Kong and BVI through loans or capital contributions without restrictions on the amount of the funds, subject to satisfaction of applicable government registration, approval and filing requirements. The Company is also permitted under the laws of Hong Kong to provide funding to the Company through dividend distribution without restrictions on the amount of the funds. As of the date of this quarterly report, there has been no distribution of dividends or assets among the holding company or the subsidiaries. We currently do not have any cash management policies in place.

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

Subject to the Wyoming Business Corporations Act and our bylaws, our board of directors may authorize and declare a dividend to stockholders at such time and of such an amount as they think fit if they are satisfied, on reasonable grounds, that immediately following the dividend the value of our assets will exceed our liabilities and we will be able to pay our debts as they become due. There is no further Wyoming statutory restriction on the amount of funds which may be distributed by us by dividend.

Under the current practice of the Inland Revenue Department of Hong Kong, no tax is payable in Hong Kong in respect of dividends paid by us. The laws and regulations of the PRC do not currently have any material impact on transfer of cash from the Company to Hong Kong subsidiaries or from Hong Kong subsidiaries to the Company. There are no restrictions or limitation under the laws of Hong Kong imposed on the conversion of HK dollar into foreign currencies and the remittance of currencies out of Hong Kong or across borders and to U.S investors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended March 31, 2026, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Dated: April 29, 2026	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer