Form 10-Q
period 2026-06-30
Next Technology Holding Inc.
filed 2026-07-24
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 001-41450

NEXT TECHNOLOGY HOLDING INC

(Exact name of registrant as specified in its charter)

Wyoming	84-4948289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

1376-7 OBA, KASUKABE CITY, SAITAMA PREFECTURE

GRANDAGE 3, TAKEBASHI 408

JAPAN 344-0021

(Address of Principal Executive Offices)

+81-7094081304

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Type of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.0000 par value per share	NXTT	NASDAQ Capital Markets

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 24, 2026, there were 147,296,192 shares of common stock outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC

CONDENSED CONSOLIDATED BALANCE

SHEETS AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(All amounts in US$, except for number of shares) (Unaudited)

	As of June 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$159,043,268	$5,623,944
Digital assets	351,509,806	516,153,485
Accounts receivable, net	127,500	354,772
Prepaid expenses	1,682,041	1,999,213
Total current assets	512,362,615	524,131,414
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$512,362,615	$524,131,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293,500	$751,322
Amount due to related parties	735,312	660,259
Income tax payable	130,415	130,415
Accrued expense and other payable	758,988	2,393,667
Total current liabilities	2,918,215	3,935,663
Non-current liabilities:
Deferred tax liabilities	24,092,072	64,616,342
Total non-current liabilities	24,092,072	64,616,342
Total liabilities	$27,010,287	$68,552,005

Stockholders’ Equity:
Common stock: $0.0000 par value per share; 147,296,192 and 4,882,556 issued and outstanding as of June 30, 2026 and December 31,2025, respectively*	-	-
Additional paid-in capital	468,583,287	303,245,965
Retained earnings	16,769,041	152,333,444
Total Stockholders’ Equity	$485,352,328	$455,579,409

Total Liabilities and Stockholders’ Equity	$512,362,615	$524,131,414

*	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME FOR

THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(All amounts in US$, except for number of shares and per share data) (Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$840,940	$-	$1,306,168	$-
Cost of revenue	(487,113)	-	(874,457)	-
Gross Profit	353,827	-	431,711	-

Operating expenses
General and administrative expenses	(3,871,519)	(255,962)	(8,123,815)	(705,820)
Selling and marketing expenses	(376,360)	-	(713,560)	-
Research and development expenses	(915,822)	-	(3,039,330)	-
Total operating expenses	(5,163,701)	(255,962)	(11,876,705)	(705,820)
Loss from operations	(4,809,874)	(255,962)	(11,444,994)	(705,820)

Other (expense) income	(38,132,556)	150,350,300	(164,643,679)	395,661,456
(Loss) income before income tax	$(42,942,430)	$150,094,338	$(176,088,673)	394,955,636
Income tax benefits (expenses)	13,229,758	(31,519,811)	40,524,270	(82,940,684)
Net (loss) income and total comprehensive loss (income)	(29,712,672)	118,574,527	(135,564,403)	312,014,952

Net (loss) income per share
-Basic and diluted	(0.20)	54.36	(1.66)	232.96
Weighted average number of shares outstanding
-Basic and diluted(a)	147,015,457	2,181,326	81,508,085	1,339,351

(a)	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556. The reverse stock split was retrospectively applied in calculating basic and diluted (loss) income per share for the periods ended June 30, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(All amounts in US$, except for number of shares) (Unaudited)

For the Three Months ended June 30, 2026

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of March 31, 2026 (unaudited)	76,264,374	$-	$464,369,804	$46,481,713	$510,851,517
Net loss for the period	-	-	-	(29,712,672)	(29,712,672)
Share-based compensation	-	-	4,213,483	-	4,213,483
Exercise of pre-fund warrants	71,031,818	-	-	-	-
Balance as of June 30, 2026 (unaudited)	147,296,192	-	468,583,287	16,769,041	485,352,328

For the Six Months ended June 30, 2026

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2025	4,882,556	$-	$303,245,965	$152,333,444	$455,579,409
Issuance of common stocks and pre-fund warrants	71,381,818	-	156,951,460	-	156,951,460
Exercise of pre-fund warrants	71,031,818	-	-	-	-
Net loss for the period	-	-	-	(135,564,403)	(135,564,403)
Share-based compensation	-	-	8,385,862	-	8,385,862
Balance as of June 30, 2026 (unaudited)	147,296,192	-	468,583,287	16,769,041	485,352,328

For the Three Months ended June 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares(a)	Amount	Capital	Earnings	Equity
Balance as of March 31, 2025 (unaudited)	2,181,326	$-	$217,676,957	$203,349,697	$421,026,654
Net income for the period	-	-	-	118,574,527	118,574,527
Balance as of June 30, 2025 (unaudited)	2,181,326	$-	$217,676,957	$321,924,224	$539,601,181

For the Six Months ended June 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares(a)	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	34,882	$-	$71,718,790	$9,909,272	$81,628,062
Issuance of common stocks for acquisition of digital assets	2,146,444	-	145,958,167	-	145,958,167
Net income for the period	-	-	-	312,014,952	312,014,952
Balance as of June 30, 2025 (unaudited)	2,181,326	$-	$217,676,957	$321,924,224	$539,601,181

(a)	On September 16, 2025, the Company effected a 200-for-1 reverse stock split of its common stock, resulting in the consolidation of every two hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 566,265,135 to approximately 2,862,556.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE SIX MONTHS ENDED June 30, 2026 AND 2025

(All amounts in US$) (Unaudited)

	For the Six Months ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(135,564,403)	$312,014,952

Share-based compensation	8,385,862	-
Fair value loss (gain) on digital assets	164,643,679	(395,661,456)
Deferred income tax (benefits) expenses	(40,524,270)	82,940,684
Changes in Operating Assets and Liabilities:
Accounts receivable	227,272	1,260,000
Prepaid expenses	317,172	-
Accounts payable	542,178	(730,000)
Director fee payable	75,053	(693,334)
Accrued expense and other payable	(172,208)	869,154
Net cash used in operating activities:	(2,069,665)	-
Cash Flow from Financing Activities
Proceeds from stock issuances for a third party investor	156,951,460	-
Repayment of loans from third parties	(1,462,471)	-
Net cash provided by financing activities:	155,488,989	-

Net change in cash and cash equivalents:	153,419,324	-
Cash and cash equivalents, beginning of the period	5,623,944	668,387
Cash and cash equivalents, end of the period	$159,043,268	$668,387

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to acquire digital assets	$-	$145,958,167
Advance payment for acquisition of digital assets	$-	$12,125,500
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC

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

Software development

The Company provides Artificial Intelligence (“AI”)-enabled software development services to its customers in USA, Hong Kong, Singapore, Malaysia, Japan and other Asian countries. The Company’s business operates under a “Software as a Service (“SaaS”) + AI” model, which currently emphasizes customized and entrusted development projects designed in response to specific market demands. In addition, the Company also provides AI-related customization services, including model optimization and intelligent data processing, to further address specific client needs. Through this approach, the Company designs, develops and deploys software platforms that integrate cloud computing, big data analytics and AI-driven algorithms to support enterprises across diverse industries, including retail, e-commerce, tourism, healthcare and industrial sectors. The Company is expanding the scope of its customer base and is in discussions with potential customers in new media, financial services, transportation, education and healthcare industries.

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

Software development (continued)

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

The following table provides a reconciliation of our Bitcoin holdings, along with additional details regarding the Company’s Bitcoin purchases and the fair value changes in digital asset during the periods:

	Digital assets original cost basis	Fair value change in digital assets	Digital assets fair value	Number of Bitcoin held
Balance as of December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital assets purchase	158,083,667	-	158,083,667	5,000
Fair value gain on digital assets	-	279,747,388	279,747,388	-
Balance as of December 31, 2025	$183,073,667	$333,079,818	$516,153,485	5,833
Fair value loss on digital assets	-	(164,643,679)	(164,643,679)	-
Balance as of June 30, 2026	$183,073,667	$168,436,139	$351,509,806	5,833

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this interim financial report should be read in conjunction with the audited financial statements and accompanying notes for the year ended December 31, 2025.

The accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Company for each of the periods presented. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d) Fair Value Measurements (continued)

Level 3 inputs are unobservable inputs for the asset or liability. The carrying amounts of financial assets such as cash approximate their fair values because of the short maturity of these instruments.

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management for the six months ended June 30, 2026 and 2025. The carrying amount of cash and cash equivalents, accounts receivable, account payables and accrued expense and other payables approximated their fair values as of June 30, 2026 and December 31, 2025. For the six months ended June 30, 2026 and 2025, the Company carried digital assets at their fair value (see Note 4-Fair Value Measurements for fair value information).

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. As of June 30, 2026 and December 31, 2025, part of the Company’s cash of $668,387 and $668,387 that is held in bank accounts in Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or Hong Kong Deposit Protection Scheme, respectively.

(g) Goodwill and Other - Crypto Assets

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which provides guidance on the measurement, recognition, and disclosure of certain crypto assets. Bitcoin held by the Company meets the defined criteria under this standard. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted.

The Company has elected early adoption of ASU 2023-08 during the year ended December 31, 2024. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. The Company’s crypto assets (classified as digital assets on the balance sheets) are measured at fair value, with unrealized gains and losses recognized as “other income (expense)” in net income (loss) during the period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Goodwill and Other - Crypto Assets (continued)

The following table summarizes the Company’s digital assets holdings as of:

	June 30, 2026	December 31, 2025
Approximate number of bitcoins held	5,833	5,833
Digital assets carrying value	$351,509,806	$516,153,485

As of June 30, 2026 and December 31, 2025, the Company had approximately 5,833 and 5,833 bitcoins which had a carrying value of approximately $351,509,806 and $516,153,485, respectively. For the three months ended June 30, 2026 and 2025, the Company recognized unrealized loss of $38,132,556 and gain of 150,350,300, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized unrealized loss of $164,643,679 and gain of $395,661,456, respectively.

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

As of June 30, 2026 and December 31, 2025, accounts receivable from customers amounted to $127,500 and $354,772, respectively, there is no allowance provided.

(i) Investment in Associate Company

Investment in associate companies, where the company has significant influence but does not control the investee, is accounted for using the equity method. In accordance with ASC Topic 323 (“ASC 323”), “Investments-Equity Method and Joint Ventures,” the Company applies the equity method of accounting to its investment in entities over which it can exercise significant influence but does not hold a majority equity interest or control.

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

(i) Investment in Associate Company (continued)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Revenue Recognition (continued)

For the three months ended June 30, 2026 and 2025, all revenue recognized over time amounted to $840,940 and nil, respectively. For the three months ended June 30, 2026 and 2025, all revenue from software development services amounted to $840,940 and nil, respectively.

For the six months ended June 30, 2026 and 2025, all revenue recognized over time amounted to $1,306,168 and nil, respectively. For the six months ended June 30, 2026 and 2025, all revenue from software development services amounted to $1,306,168 and nil, respectively.

(k) Software Development Costs

The Company applies ASC 985-20, Software-Costs of Software to Be Sold, Leased, or Marketed, in analyzing its software development costs. ASC 985-20 requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility for a software product in development. Research and development costs associated with establishing technological feasibility are expensed as incurred. Based on the Company’s software development process, technological feasibility is established upon the completion of a working model. In these reviews, all costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized.

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

As of June 30, 2026 and December 31, 2025, the Company’s contract liabilities included in “accrued expenses and other payables” on the condensed consolidated balance sheets were $109,760 and nil, respectively.

(m) General and Administrative Expenses

General and administrative expenses also consisted of (i) salary, welfare and share-based compensation for general and administrative personnel, (ii) office expense, and (iii) professional service fees and others.

(n) Selling and Marketing Expenses

Selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) compensation and benefits for sales personnel, and (iii) travel and other routine office expense. All expenses are recognized in the period in which the related services occur or the benefits are received. The Company expenses advertising costs as incurred, for the three months ended June 30, 2026 and 2025, the Company incurred advertising and promotion expenses of $299,700 and nil, respectively, and for the six months ended June 30, 2026 and 2025, the Company incurred advertising and promotion expenses of $599,400 and nil, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(q) Income Tax (continued)

The Company has a subsidiary in Hong Kong and BVI. The Hong Kong subsidiary is subject to tax in Hong Kong, and the BVI subsidiary is generally not subject to income tax under BVI laws. As a result of its future business activities, the Company will be required to file tax returns that are subject to examination by the Inland Revenue Authority of Hong Kong.

(r) Capital Structure

The Company currently has unlimited authorized shares of $0.0000 par value common stock, with 147,296,192 and 4,882,556 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.

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

(t) Dividends

On August 8, 2025, the Company’s board of directors unanimously approved a dividend policy (the “Policy”), which took effect on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. After assessment by board of directors, no dividends were declared for the year ended December 31, 2025 and for the six months ended June 30, 2026.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(aa) Recently Adopted Accounting Standard Updates

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (“CODM”), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has early adopted ASU 2023-07 on January 1, 2025. As a result of adoption, the required disclosures have been included in Note 2 and Note 14.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement-Reporting comprehensive (loss) income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). The amendments in this update intend to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, selling, general and administrative expenses, and research and development). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact from the adoption of this ASU on its financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(bb) Recently Accounting Pronouncements (continued)

In January 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-01, Income Statement - Reporting comprehensive (loss) income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The amendment clarifies the effective date of ASU No. 2024-03 that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

In July 2025, the FASB issued Accounting Standards Update (ASU) No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides (1) all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets and (2) entities other than public business entities with an accounting policy election to consider collection activity after the balance sheet date when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of June 30, 2026 and December 31, 2025, the Company held cash in bank amounting to $159,043,268 and $5,623,944 which consists of the following:

	June 30, 2026	December 31, 2025
Bank Deposits- Outside USA	$158,379,553	$668,387
Bank Deposits- Inside USA	663,715	4,955,557
Total	$159,043,268	$5,623,944

NOTE 4 – DIGITAL ASSETS

As of June 30, 2026 and 2025, digital assets holdings are as follows:

Opening balance as of December 31, 2024	$78,322,430
Purchase of BTC	158,083,667
Fair value gain on digital assets	395,661,456
Ending balance as of June 30, 2025	$632,067,553

Opening balance as of December 31, 2025	$516,153,485
Fair value loss on digital assets	(164,643,679)
Ending balance as of June 30, 2026	$351,509,806

During the year ended December 31, 2023, the Company acquired 833 BTC at a total cost of $24,990,000. During the year ended December 31, 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667.

For the three months ended June 30, 2026 and 2025, the Company recognized unrealized loss of $38,132,556 and unrealized gain of $150,350,300, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized unrealized loss of $164,643,679 and unrealized gain of $395,661,456, respectively.

As of June 30, 2026 and December 31, 2025, the Company recognized unrealized gain of $168,436,139 and $333,079,818 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held at the end of each reporting period and the lowest bid quoted (unadjusted) prices at the end of each reporting period.

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

As of June 30, 2026 and December 31, 2025, accounts receivable are related to the services fee receivable from customers as follows:

	June 30, 2026	December 31, 2025
Accounts Receivable	$127,500	$354,772
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$127,500	$354,772

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

NOTE 6 – PREPAID EXPENSES

Prepaid expenses consist primarily of advance payments for marketing and promotional activities, computing power services and others. These amounts are amortized on a straight-line basis over the related contractual service period or as the underlying services are consumed, in each case within twelve months, and are classified as current assets. As of June 30, 2026 and December 31, 2025, prepaid expenses were $1,682,041 and $1,999,213, respectively.

NOTE 7 – INVESTMENT IN ASSOCIATE COMPANY

As of June 30, 2026 and December 31, 2025, investment in associate company consisted of the following:

	June 30, 2026	December 31, 2025
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$-	$-

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

As of June 30, 2026 and December 31, 2025, remuneration payable was $735,312 and $660,259, respectively.

For the three months ended June 30, 2026 and 2025, remuneration to senior management and directors were $107,660 and $57,666, respectively. For the six months ended June 30, 2026 and 2025, remuneration to senior management and directors were $180,160 and $110,666, respectively.

NOTE 9 – ACCRUED EXPENSE AND OTHER PAYABLES

As of June 30, 2026 and December 31, 2025, accrued expenses and other payables consisted of unpaid professional fees as follows:

	June 30, 2026	December 31, 2025
Professional fees and operating expenses(a)	$39,174	$329,846
Short term loans (b)	580,388	2,038,115
Payroll	29,666	25,706
Contract liabilities	109,760	-
Total	$758,988	$2,393,667

(a):	The professional fees consisted of outstanding legal fees related to shareholder litigation, consulting fees, listing compliance fees payable to professional firms, and operating expenses.

(b):	The Company borrowed funds from former executives and a third party to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 147,296,192 and 4,882,556 shares, $0.0000 par value per share, as of June 30, 2026 and December 31, 2025, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

On September 3, 2025, the Company completed a registered direct offering (the “Offering”) and issued: (1) 25,313,256 shares of its common stock, $0.0000 par value, at a purchase price of $0.15 per share; and (2) pre-funded warrants to purchase up to 34,686,744 shares of common stock at a purchase price of $0.149 per warrant. The pre-funded warrants were issued to investors whose purchase of common stock in the Offering would have resulted in them, together with their affiliates, beneficially owning more than 9.99% of the Company’s outstanding share capital. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and is exercisable immediately until exercised in full, subject to beneficial ownership limitations. Subsequent to the Offering, the investors fully exercised all pre-funded warrants, resulting in the issuance of 34,686,744 shares of common stock. Net proceeds from the offering amounted to approximately $8,030,250 after deducting placement agent fees and other offering expenses. These proceeds are designated exclusively for working capital purposes. Pursuant to standard lock-up provisions, the Company has agreed to refrain from issuing additional equity securities or filing new registration statements for a period of 60 days following the closing date.

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

On March 26, 2026, the Company closed a registered direct offering pursuant to its effective shelf registration statement on Form S-3, pursuant to which it issued and sold (i) 71,381,818 shares of common stock at a price of $1.10 per share, and (ii) pre-funded warrants to purchase up to 71,381,818 shares of common stock at a purchase price of $1.099 per warrant, with an exercise price of $0.001 per share, to twenty investors. The total gross proceeds from the offering were approximately $157,040,000, and net proceeds from the offering was $156,951,460 after deducting legal offering expenses. All common shares were issued on March 26, 2026. The pre-funded warrants, classified as equity within additional paid-in capital, were issued concurrently with the shares. By June 30, 2026, 71,031,818 of the warrants had been exercised.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

For the three months ended June 30, 2026 and 2025, total share-based compensation expenses recognized were $4,213,483 and nil, respectively. For the six months ended June 30, 2026 and 2025, total share-based compensation expenses recognized were $8,385,862 and nil, respectively.

The following table sets forth the share-based compensation expenses for the three and six months ended June 30, 2026 and 2025:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Research and development expenses	$659,073	$-	$1,312,832	$-
General and administrative expenses	3,554,410	-	7,073,030	-
Total	$4,213,483	$-	$8,385,862	$-

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

As of June 30, 2026, the Company has issued 72,020,000 shares of common stock to consultants for services rendered under the 2025 Plan, and 7,980,000 shares remain available for future issuance which still has 9.25 years remaining before expiration. Of the issued shares, 70,000,000 shares were issued prior to the Company’s 200-for-1 reverse stock split effected on September 16, 2025 and 2,020,000 shares were issued after the reverse stock split.

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

Employee and non-employee awards (continued)

Clawback policy: All awards are subject to the Company’s Clawback Policy, which allows recovery of shares in cases of financial restatements or misconduct.

A summary of activities of the service-based share awards for the six months ended June 30, 2026 and for the years ended December 31, 2025 were presented as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Unvested as of December 31, 2024 and June 30, 2025	-	-
Granted	72,020,000	$1.849
Vested	(24,277,392)	3.163
Unvested as of December 31, 2025	47,742,608	$1.180
Vested	(6,795,927)	1.234
Unvested as of June 30, 2026	40,946,681	$1.171

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

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive loss are as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Current income tax expense	$-	$-	$-	$-
Deferred income tax (benefit) expense	(13,229,758)	31,519,811	(40,524,270)	82,940,684
Total	$(13,229,758)	$31,519,811	$(40,524,270)	$82,940,684

The (loss) income before income tax for domestic and foreign component’s were as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
US	$(42,942,430)	$150,094,338	$(176,088,673)	$394,955,636
Hongkong and BVI	-	-	-	-
Total	$(42,942,430)	$150,094,338	$(176,088,673)	$394,955,636

For the three and six months ended June 30, 2026 and 2025, the Company paid nil for income expense.

NOTE 12 – INCOME TAX EXPENSES (CONTINUED)

The principal components of deferred tax assets and deferred tax liabilities are as follows:

	As of June 30, 2026	As of December 31, 2025
Deferred tax liabilities
Fair value gain of Bitcoin	$35,371,589	$69,946,762
Less: Net operating loss carry forward	(11,279,517)	(5,330,420)
Total deferred tax liabilities	$24,092,072	$64,616,342

Note 13 – BASIC AND DILUTED NET INCOME PER SHARE

Basic earnings per share and diluted earnings per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three and six months ended June 30, 2026 and 2025 as follows:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2026	2025	2026	2025
Statement of Operations Summary Information:
Net (loss) income	$(29,712,672)	118,574,527	$(135,564,403)	312,014,952
Weighted-average common stocks outstanding - basic and diluted	147,015,457	2,181,326	81,508,085	1,339,351
Net (loss) income per share, basic and diluted	$(0.20)	$54.36	$(1.66)	$232.96

In periods with net loss, all potential common shares (pre-funded warrants, RSUs) are anti-dilutive because including them would reduce loss per share (make it less negative), which is prohibited under ASC 260. Therefore, diluted net loss per share equals basic net loss per share.

On March 26, 2026, the Company issued 71,381,818 fully paid, immediately exercisable pre-funded warrants in a registered direct offering; such warrants remain exercisable until fully exercised. The pre-funded warrants are classified as equity and recorded in additional paid-in capital. As of June 30, 2026, pre-funded warrants of 350,000 to purchase 350,000 shares of common stock were outstanding and unexercised, and the underlying shares were not yet registered. In accordance with ASC 260-10-45-13, because the warrants require only nominal additional consideration upon exercise, the underlying shares are considered outstanding for basic earnings per share. Accordingly, the Company has included such shares in the weighted-average shares outstanding for basic Net loss per share for the three and six months.

Diluted earnings per share is calculated using the treasury stock method, when applicable; for the three and six months ended June 30, 2026, unvested RSUs was excluded because inclusion would have been anti-dilutive due to the net loss. See Note 11 for details of share-based compensation.

NOTE 14 – SEGMENT INFORMATION

The Company operates as a single reportable segment, which is consistent with how the CODM, the Chief Executive Officer, allocates resources and assesses performance. The Company’s operations are centralized and integrated, with financial results reviewed and managed on a consolidated basis. Accordingly, management has determined that the Company has one reportable segment under ASC Topic 280, Segment Reporting.

The CODM reviews financial information on a consolidated basis, using net (loss) income as the primary measure of segment performance to monitor budget versus actual results and decide where to allocate and invest additional resources to achieve continuing growth. Net (loss) income is defined as revenue less cost of revenues and operating expenses, and other segment items (other income or other expenses), and income tax expenses.

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of operations and comprehensive income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2026	2025	2026	2025

Revenues	$840,940	$-	$1,306,168	$-
Cost of revenues	(487,113)	-	(874,457)	-
Gross profit	$353,827	$-	$431,711	$-
Research and development expenses
– Payroll and welfare expenses	(23,499)	-	(49,998)	-
– Professional service expenses and others	(233,250)	-	(1,676,500)	-
– Share-based compensation	(659,073)	-	(1,312,832)	-
Selling and marketing expenses
– Payroll and welfare expenses	(76,660)	-	(114,160)	-
– Advertising and promotion expenses	(299,700)	-	(599,400)	-
General and administrative expenses
– Payroll and welfare expenses	(38,700)	(57,666)	(85,700)	(110,666)
– Professional service expenses and others	(278,409)	(198,296)	(965,085)	(595,154)
– Share based compensation	(3,554,410)	-	(7,073,030)	-
Loss from operations	$(4,809,874)	$(255,962)	$(11,444,994)	$(705,820)
Other (expense) income	(38,132,556)	150,350,300	(164,643,679)	395,661,456
Income tax benefits (expenses)	13,229,758	(31,519,811)	40,524,270	(82,940,684)
Net (loss) income	$(29,712,672)	$118,574,527	$(135,564,403)	$312,014,952

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

The Company did not have any significant capital or other commitments or guarantees or contingencies as of June 30, 2026 and December 31, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after June 30, 2026, up through July 24, 2026, which is the date that these financial statements are issued, unless as disclosed elsewhere and below, there was no other material subsequent events occurred that would require recognition or disclosure in the Company’s financial statements.

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

Software development

We provide AI-enabled software development services to our potential customers in USA, Hong Kong, Singapore, Malaysia, Japan and other Asian markets, which included developing, designing and implementing various SaaS software solutions for business of all types, including industrials and other businesses. In addition, we also provide AI-related customization services to further address specific client requirements.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the six months ended June 30, 2026 and 2025. We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and are providing scaled MD&A disclosures pursuant to Regulation S-K. Management has determined that the comparison of operating results for the six-month period ended June 30, 2026, with the corresponding period of the prior fiscal year, provides sufficient and representative information regarding changes in the Company’s operations. The Company’s operating results did not vary materially between the first and second quarters of the six-month period, and no unusual or infrequent events occurred during either quarter that would warrant separate quarterly discussion. Accordingly, a separate narrative discussion of the three-month period has not been included.

For the six months ended June 30, 2026 and 2025

	For the Six Months ended June 30,			% of
	2026	2025	Change	Change

Service revenue	$1,306,168	$-	1,306,168	NA
Cost of revenue	(874,457)	-	(874,457)	NA
Gross Profit	431,711	-	431,711	NA
Operating expenses
General and administrative expenses	(8,123,815)	(705,820)	(7,417,995)	1,051.0%
Selling and marketing expenses	(713,560)	-	(713,560)	NA
Research and development expenses	(3,039,330)	-	(3,039,330)	NA
Total operating expenses	(11,876,705)	(705,820)	(11,170,885)	1,582.7%
Loss from operations	(11,444,994)	(705,820)	(10,739,174)	1,521.5%
Other (expense) income	(164,643,679)	395,661,456	(560,305,135)	-141.6%
(Loss) income before income tax	$(176,088,673)	$394,955,636	(571,044,309)	-144.6%
Income tax benefits (expenses)	40,524,270	(82,940,684)	123,464,954	-148.9%
Net (loss) income	$(135,564,403)	$312,014,952	(447,579,355)	-143.4%

Revenue from Operations

Revenue is primarily derived from AI software development services and SaaS software solutions provided to industrial and other business customers.

For the six months ended June 30, 2026 and 2025, we generated total revenue of $1.3 million and nil, respectively. This increase was primarily attributable to revenue recognized from two commercial customer agreements during the period, covering the smart water-system management sector and AI-related customization services (including robot task training and validation services), respectively. In the comparable 2025 period, we had no commercial contracts in place.

Cost of Revenue

Cost of revenue primarily consists of personnel-related expenses, including salaries, benefits, and share-based compensation for employees involved in system development and implementation, as well as costs associated with outsourced development personnel and third-party vendors. These expenses also include other direct system development and delivery costs.

For the six months ended June 30, 2026, our cost of revenue was $0.9 million, compared to nil for the six months ended June 30, 2025. The notable rise of $0.9 million was mainly driven by increased utilization of external vendors and outsourced development resources, as well as higher personnel expenses resulting from an increase in headcount to support revenue growth.

Gross Profit and Gross Margin

For the six months ended June 30, 2026, our gross profit was $0.4 million, compared to nil for the six months ended June 30, 2025. For the six months ended June 30, 2026, our gross margin was 33.1%, compared to nil for the six months ended June 30, 2025. Gross margin for the six months ended June 30, 2026 reflects our revenue mix and early commercialization and may fluctuate with the mix of software, hardware, and services.

Research and Development Expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and share-based compensation.

For the six months ended June 30, 2026, research and development expenses was $3.0 million, compared to nil for the six months ended June 30, 2025. The notable increase of $3.0 million is primarily attributed to: (i) share-based compensation expenses of $1.3 million, reflecting equity incentives granted to attract and retain key technical personnel; and (ii) Professional service fees of $1.7 million, mainly related to outsourced software development and technical consulting services.

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

For the six months ended June 30, 2026, selling and marketing expenses was $0.7 million, compared to nil for the six months ended June 30, 2025. The increase was primarily attributable to:(i) higher payroll and bonus expenses, as we recorded performance-based bonuses for sales management personnel in line with the significant increase in sales revenue and cash collections during the period; and (ii) increased advertising and promotional expenses, reflecting expanded marketing activities to support revenue growth and customer acquisition.

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

For the six months ended June 30, 2026, general and administrative expenses was $8.1 million, compared to $0.7 million for the six months ended June 30, 2025. The significant increase was primarily attributable to:

(i)	A substantial increase in share-based compensation expenses, resulting from the grant of equity awards to certain individuals who made significant contributions to the Company’s survival, strategic transformation, and long-term development. The recognition of these equity awards led to a material increase in non-cash compensation expenses for the six months ended June 30, 2026, and;

(ii)	Higher professional service fees, as we engaged professionals to support key strategic initiatives and corporate development activities, including strategic advisory, legal, and consulting services.

We believe that these expenditures were necessary to strengthen our governance structure, enhance capital market readiness, and support its long-term strategic objectives. While such expenses materially increased operating costs for the six months ended June 30, 2026, they reflect the Company’s continued investment in organizational capability and capital formation efforts.

Other (Expenses) Income

For the six months ended June 30, 2026, other expenses were $164.6 million, compared to other income of $395.7 million for the six months ended June 30, 2025, an unfavorable change of $560.3 million. The year-over-year change was primarily driven by a decline in the fair value of our Bitcoin holdings, resulting in recognition of an unrealized loss for the six months ended June 30, 2026. Fluctuations in Bitcoin market prices materially affect our reported results of operations, and we expect such volatility to continue to impact our financial performance in future periods. Changes in fair value are non-cash until realized through sale.

Income Tax (Benefits) Expenses

For the six months ended June 30, 2026, our income tax benefits was $40.5 million, compared to income tax expenses of $82.9 million for the six months ended June 30, 2025. The year-over-year change primarily reflects a significant decrease in pre-tax income, driven mainly by lower other income (i.e., an unrealized loss) associated with changes in the fair value of our Bitcoin holdings in 2026. Our income tax (benefit) expense may continue to fluctuate in future periods based on our profitability, movements in the fair value of digital assets, and changes in applicable tax regulations.

Net (Loss) Income

As a result of the factors described above, for the six months ended June 30, 2026 and 2025, there was a net loss of $135.6 million and a net income of $312.0 million, respectively. The decrease is mainly due to loss in fair value in digital assets and offset by decrease in income tax expenses.

The following chart provides a summary of our balance sheets as of June 30, 2026 and December 31, 2025, respectively. It should be read in conjunction with the financial statements, and notes thereto.

Balance Sheets Analysis

	June 30, 2026	December 31, 2025

Cash and cash equivalents	$159,043,268	$5,623,944
Digital assets	351,509,806	516,153,485
Accounts receivable, net	127,500	354,772
Prepaid expenses	1,682,041	1,999,213
Total assets	$512,362,615	$524,131,414
Accounts payable	1,293,500	751,322
Amount due to related parties	735,312	660,259
Income tax payable	130,415	130,415
Accrued expense and other payables	758,988	2,393,667
Deferred tax liabilities	24,092,072	64,616,342
Total liabilities	$27,010,287	$68,552,005
Total stockholders’ equity	$485,352,328	$455,579,409

As of June 30, 2026, we had total assets of $512.4 million, which mainly consisted of $159.0 million in cash and cash equivalents, $351.5 million in digital assets, $0.1 million in accounts receivable, net and $1.7 million in prepaid expenses; we had total liabilities of $27.0 million which consisted of $1.3 million in accounts payable, $0.7 million in amount due to related parties, $0.1 million in income tax payable, $0.8 million in accrued expense and other payable and $24.1 million in deferred tax liabilities; we had total stockholders’ equity of $485.4 million.

As of December 31, 2025, we had total assets of $524.1 million, which mainly consisted of $5.6 million in cash and cash equivalents, $516.2 million in digital assets, $0.4 million in accounts receivable, net and $2.0 million in prepaid expenses; we had total liabilities of $68.5 million which consisted of $0.7 million in accounts payable, $0.7 million in amount due to related parties,$0.1 million in income tax payable, $2.4 million in accrued expense and other payables and $64.6 million in deferred tax liabilities; we had total stockholders’ equity of $455.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity have been through the operation of our business and financing activities, which have historically been sufficient to meet our working capital, our business needs, as well as our capital expenditure requirements. As of June 30, 2026, we had cash and cash equivalents of $159.0 million. As of and for the six months ended June 30, 2026, we had a positive working capital of $509.4 million, net cash used in operating activities of $2.1 million, and a net loss of $135.6 million, with unrealized fair value loss of $164.6 million.

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

Cash Flows Analysis

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months ended June 30,
	2026	2025

Net cash flows used in operating activities:	$(2,069,665)	$-
Net cash flows used in investing activities:	-	-
Net cash provided by financing activities:	155,488,989	-
Effect of exchange rate changes on cash	-	-
Change in Cash and Cash Equivalents:	153,419,324	-
Cash and Cash Equivalents, Beginning of the period	5,623,944	668,387
Cash and Cash Equivalents, End of the period	$159,043,268	$668,387

Operating activities

Our cash flow used in operating activities was $2.1 million for the six months ended June 30, 2026. This resulted from net loss of $135.6 million, adjusted for non-cash and working capital items. Positive adjustments to operating cash flows included $8.4 million of share-based compensation and $164.6 million of non-cash fair value loss on digital assets. These were partially offset by a $40.5 million of deferred tax benefits.

Our cash flow used in operating activities was nil for the six months ended June 30, 2025.

Investing activities

Our cash flow used in investing activities was nil for the six months ended June 30, 2026 and 2025.

Financing activities

Our cash flow generated from financing activities was $155.5 million and nil for the six months ended June 30, 2026 and 2025, respectively.

Capital Expenditures

There were no capital expenditures during the six months ended June 30, 2026 and 2025. However, future capital expenditures will be made to support the expected growth of the business.

Commitments

As of June 30, 2026 and December 31, 2025, we did not have any commitments.

Capital commitments

As of June 30, 2026 and December 31, 2025, we did not have any capital commitments.

Inflation

Inflation does not materially affect our business or the results of our operations.

Post-Balance Sheet Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date through the date these unaudited condensed consolidated financial statements were issued and determined that, except as disclosed elsewhere in these financial statements, there have been no events that would require adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

For the six months ended June 30, 2026 and 2025, all revenue recognized over time amounted to $1.3 million and nil, respectively. For the six months ended June 30, 2026 and 2025, all revenue from software development services amounted to $0.9 million and nil, respectively.

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

As of June 30, 2026 and December 31, 2025, accounts receivable from customers amounted to $127,500 and $354,772, respectively, there is no allowance provided.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, management has concluded that, as of the end of June 30, 2026, our disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective was due to deficiencies in the design and operation of controls supporting the accurate accumulation, summarization, and communication to management of information required to be disclosed in our filings, arising from: (i) a lack of U.S. GAAP expertise within our finance team; (ii) a lack of segregation of duties within accounting functions; and (iii) the lack of multiple levels of review of our accounting data. These deficiencies have not been fully remediated as of June 30, 2026. We are in the process of implementing measures to address these deficiencies, including enhancing our finance team’s technical capabilities and establishing additional review procedures. However, we cannot assure that these measures will be sufficient to remediate the identified deficiencies in a timely manner.

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

On November 30, 2023, the Company responded to plaintiffs’ allegations, demonstrating that their claims-brought by Mr. Zheng Dai and his affiliates-were largely based upon forged signatures and other fabricated materials. In response, the plaintiffs withdrew their opposition to the Company’s request for an injunction.

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

On September 9, 2024, the Company moved to dismiss the case on the grounds of forum non conveniens and lack of personal jurisdiction, given that the alleged guarantees-signed by Zheng Dai and Pijun Liu-were unauthorized and, therefore, null and void.

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

On or around October 30, 2025, the Court entered a Case Management and Scheduling Order, setting trial to commence on September 1, 2026. On May 26, 2026, the Court entered the First Amended Case Management and Scheduling Order, continuing the trial date to April 5, 2027. The matter is currently in the discovery phase. The Company intends to continue to vigorously defend against the claims asserted. The Company is unable at this time to predict the outcome of this litigation or estimate the range of potential loss, if any, given that the matter is in the early stages of discovery.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended June 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Filed herewith
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended June 30, 2026, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Dated: July 24, 2026	By:	/s/ Wei Hong Liu
Wei Hong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer