Form 10-Q
period 2026-09-30
Next Technology Holding Inc.
filed 2026-11-06
CIK 1784970

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

+81-7094081304

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Type of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, $0.0000 par value per share	NXTT	NASDAQ Capital Market

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

As of November 6, 2026, there were 2,820,947 shares of common stock outstanding.

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

●	our ability to execute on our growth strategies, including our software development business and our Bitcoin strategy;

●	the price volatility of Bitcoin, which has had and may continue to have a material effect on our results of operations because we measure our Bitcoin holdings at fair value, with changes recognized in net income;

●	whether, when and on what terms we sell or pledge any of our Bitcoin, and the effect of any sale or pledge on our financial condition, results of operations and Bitcoin strategy;

●	risks relating to the custody of our Bitcoin, including the loss, theft, hacking or insolvency of, or regulatory action affecting, our third-party custodians;

●	changes in laws, regulations, accounting standards and tax treatment applicable to digital assets in the United States, Japan, Hong Kong and other jurisdictions;

●	competition, rapid technological change and demand for our AI-enabled software development services;

●	the outcome of pending litigation and other proceedings;

●	our ability to remediate the material weaknesses in our disclosure controls and procedures and internal control over financial reporting;

●	dilution from issuances of common stock, pre-funded warrants and equity awards, and the effect of our reverse stock splits on the market price and liquidity of our common stock;

●	our ability to maintain the listing of our common stock on the Nasdaq Capital Market;

●	declines in general economic conditions in the markets where we compete; and

●	our anticipated needs for working capital and our ability to obtain financing on acceptable terms, or at all.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEXT TECHNOLOGY HOLDING INC

CONDENSED CONSOLIDATED BALANCE

SHEETS AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

(All amounts in US$, except for number of shares) (Unaudited)

	As of September 30, 2026	As of December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$163,929,162	$5,623,944
Digital assets	488,026,791	516,153,485
Accounts receivable, net	255,000	354,772
Prepayments	2,079,866	1,999,213
Total current assets	654,290,819	524,131,414
Non-current assets:
Investment in associate company	-	-
Total non-current assets	-	-
Total assets	$654,290,819	$524,131,414

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,293,500	$751,322
Amount due to related parties	966,626	660,259
Income tax payable	130,415	130,415
Contract liability	2,850,000	-
Accrued expense and other payable	650,876	2,393,667
Total current liabilities	5,891,417	3,935,663
Non-current liabilities:
Deferred tax liabilities	51,875,985	64,616,342
Total non-current liabilities	51,875,985	64,616,342
Total liabilities	$57,767,402	$68,552,005

Stockholders’ Equity:
Common stock: $0.0000 par value per share; 2,580,947 and 48,826 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively*	-	-
Additional paid-in capital	476,642,379	303,245,965
Retained earnings	119,881,038	152,333,444
Total Stockholders’ Equity	$596,523,417	$455,579,409

Total Liabilities and Stockholders’ Equity	$654,290,819	$524,131,414

*

On August 10, 2026, the Company effected a 100-for-1 reverse stock split of its common stock, resulting in the consolidation of every one hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 147,296,192 to approximately 1,472,962. As a result of rounding up fractional shares, the Company issued an additional 34,485 shares, resulting in 1,507,447 shares outstanding immediately following the reverse stock split.

The accompanying notes are an integral part of these financial statements.

NEXT TECHNOLOGY HOLDING INC

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(All amounts in US$, except for number of shares and per share data) (Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2026	2025	2026	2025
Revenue:
Service revenue	$8,658,060	$1,788,205	$9,964,228	$1,788,205
Cost of revenue	(6,125,420)	(981,356)	(6,999,877)	(981,356)
Gross Profit	2,532,640	806,849	2,964,351	806,849

Operating expenses
General and administrative expenses	(4,382,733)	(44,856,384)	(12,506,548)	(45,562,204)
Selling and marketing expenses	(2,362,540)	(276,068)	(3,076,100)	(276,068)
Research and development expenses	(1,182,565)	-	(4,221,895)	-
Total operating expenses	(7,927,838)	(45,132,452)	(19,804,543)	(45,838,272)
Loss from operations	(5,395,198)	(44,325,603)	(16,840,192)	(45,031,423)

Other income (expense)	136,516,985	34,736,876	(28,126,694)	430,398,332
Income (loss) before income tax	$131,121,787	$(9,588,727)	$(44,966,886)	385,366,909
Income tax (expenses) benefits	(27,783,913)	(7,303,523)	12,740,357	(90,244,207)
Net income (loss) and total comprehensive loss (income)	103,337,874	(16,892,250)	(32,226,529)	295,122,702

Net income (loss) per share
-Basic and diluted	59.55	(686.40)	(28.64)	17,185.27
Weighted average number of shares outstanding
-Basic and diluted(a)	1,735,300	24,610	1,125,176	17,173

(a)

On August 10, 2026, the Company effected a 100-for-1 reverse stock split of its common stock, resulting in the consolidation of every one hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 147,296,192 to approximately 1,472,962. As a result of rounding up fractional shares, the Company issued an additional 34,485 shares, resulting in 1,507,447 shares outstanding immediately following the reverse stock split.

The reverse stock split was retrospectively applied in calculating basic and diluted income (loss) per share for the three months and nine months ended September 30, 2025 and 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(All amounts in US$, except for number of shares) (Unaudited)

For the Three Months ended September 30, 2026

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of June 30, 2026 (unaudited)	1,472,962	$-	$468,583,287	$16,769,041	$485,352,328
Net income for the period	-	-	-	103,337,874	103,337,874
Share-based compensation	1,070,000	-	7,833,215	-	7,833,215
Exercise of pre-fund warrants	3,500	-	-	-	-
Issuance of common stocks for fractional share elimination	34,485	-	225,877	(225,877)	-
Balance as of September 30, 2026 (unaudited)	2,580,947	$-	$476,642,379	$119,881,038	$596,523,417

For the Nine Months ended September 30, 2026

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2025	48,826	$-	$303,245,965	$152,333,444	$455,579,409
Issuance of common stocks and pre-fund warrants	713,818	-	156,951,460	-	156,951,460
Exercise of pre-fund warrants	713,818	-	-	-	-
Net loss for the period	-	-		(32,226,529)	(32,226,529)
Share-based compensation	1,070,000	-	16,219,077	-	16,219,077
Issuance of common stocks for fractional share elimination	34,485	-	225,877	(225,877)	-
Balance as of September 30, 2026 (unaudited)	2,580,947	$-	$476,642,379	$119,881,038	$596,523,417

For the Three Months ended September 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of June 30, 2025 (unaudited)	21,813	$-	$217,676,957	$321,924,224	$539,601,181
Net loss for the period	-	-	-	(16,892,250)	(16,892,250)
Share-based compensation to advisors	3,500	-	44,367,409	-	44,367,409
Issuance of common shares and pre-funded warrants from securities purchase agreement	3,000	-	8,030,250	-	8,030,250
Common stock issuance from fractional share elimination	312	-	740,776	(740,776)	-
Balance as of September 30, 2025 (unaudited)	28,625	$-	$270,815,392	$304,291,198	$575,106,590

For the Nine Months ended September 30, 2025

	Common Stock		Additional Paid in	Retained	Total Shareholder
	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2024	349	$-	$71,718,790	$9,909,272	$81,628,062
Stock issued for the acquisition of Bitcoin during the period	21,464	-	145,958,167	-	145,958,167
Net income for the period	-		-	295,122,702	295,122,702
Share-based compensation to advisors	3,500	-	44,367,409	-	44,367,409
Issuance of common shares and pre-funded warrants from securities purchase agreement	3,000	-	8,030,250	-	8,030,250
Common stock issuance from fractional share elimination	312	-	740,776	(740,776)	-
Balance as of September 30, 2025(unaudited)	28,625	$-	$270,815,392	$304,291,198	$575,106,590

(a)

On August 10, 2026, the Company effected a 100-for-1 reverse stock split of its common stock, resulting in the consolidation of every one hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 147,296,192 to approximately 1,472,962. As a result of rounding up fractional shares, the Company issued an additional 34,485 shares, resulting in 1,507,447 shares outstanding immediately following the reverse stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(All amounts in US$) (Unaudited)

	For the Nine Months ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(32,226,529)	$295,122,702
Share-based compensation	16,219,077	44,367,409
Fair value loss (gain) on digital assets	28,126,694	(430,398,332)
Deferred income tax (benefits) expenses	(12,740,357)	90,244,207
Changes in Operating Assets and Liabilities:
Accounts receivable	99,772	1,730,253
Prepayments	(80,653)	(306,720)
Accounts payable	542,178	(730,000)
Director fee payable	306,367	(707,113)
Contract liability	2,850,000	3,370,542
Accrued expense and other payables	(285,065)	965,983
Net cash provided by operating activities:	2,811,484	3,658,931
Cash Flow from Financing Activities
Proceeds from stock issuance for a third party investor	156,951,460	8,030,250
Repayment of loans from third parties	(1,457,726)	-
Net cash provided by financing activities:	155,493,734	8,030,250

Net change in cash and cash equivalents:	158,305,218	11,689,181
Cash and cash equivalents, beginning of the period	5,623,944	668,387
Cash and cash equivalents, end of the period	$163,929,162	$12,357,568

Supplemental disclosure of non-cash financing activities:
Issuance of common stock to acquire digital assets	$-	$145,958,167
Advance payment for acquisition of digital assets	$-	$12,125,500
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT TECHNOLOGY HOLDING INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All amounts in US$, except for number of shares and per share data)

NOTE 1 – NATURE OF BUSINESS

Business

Next Technology Holding Inc. (the “Company”) was incorporated in the State of Wyoming on March 28, 2019, under the name “WeTrade Group, Inc.” and served as a holding company with substantially all operations conducted through subsidiaries in the People’s Republic of China (“PRC”), engaging in the business of providing technical services and solutions to corporate and individual users. On March 18, 2024, the Company changed its name to Next Technology Holding Inc. In the third quarter of 2024, the Company terminated all operations in the PRC to shift its software development services to overseas markets and commenced another business strategy of acquiring and holding bitcoin. The Company currently pursues two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to hold and manage bitcoin (“BTC”).

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

Bitcoin Strategy

The Company’s Bitcoin strategy has historically involved acquiring bitcoin with its liquid assets that exceeded working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase bitcoin.

In light of heightened custody and market risks associated with digital assets, the Company has adjusted the strategy to focus on managing its existing Bitcoin holdings to reduce risk exposure and enhance liquidity, including through the sale or pledge of Bitcoin from time to time in one or more tranches. The Company does not currently expect to purchase additional Bitcoin. The Company continues to hold and manage its Bitcoin and has not set any specific target for the amount of Bitcoin it seeks to hold.

This overall strategy also contemplates that the Company may (i) periodically sell Bitcoin for general corporate purposes, including to generate cash for treasury management or in connection with strategies that generate tax benefits in accordance with applicable law and for research and development, including its AI-related initiatives, (ii) enter into additional capital raising transactions that are collateralized by its Bitcoin holdings, and (iii) consider pursuing additional strategies to create income streams or otherwise generate funds using its Bitcoin holdings.

The following table provides a reconciliation of our Bitcoin holdings, along with additional details regarding the Company’s Bitcoin purchases and the fair value changes in digital asset during the periods:

	Digital assets original cost basis	Fair value change in digital assets	Digital assets fair value	Number of Bitcoin held
Balance as of December 31, 2024	$24,990,000	$53,332,430	$78,322,430	833
Digital assets purchase	158,083,667	-	158,083,667	5,000
Fair value gain on digital assets	-	279,747,388	279,747,388	-
Balance as of December 31, 2025	$183,073,667	$333,079,818	$516,153,485	5,833
Fair value loss on digital assets	-	(28,126,694)	(28,126,694)	-
Balance as of September 30, 2026	$183,073,667	$304,953,124	$488,026,791	5,833

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

The accompanying unaudited condensed financial statements contain all normal recurring adjustments necessary to present fairly the financial position, operating results and cash flows of the Company for each of the periods presented. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of results to be expected for any other interim period or for the year ending December 31, 2026. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited financial statements at that date but does not include all of the disclosures required by U.S. GAAP for annual financial statements.

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

The fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management for the nine months ended September 30, 2026 and 2025. The carrying amount of cash and cash equivalents, accounts receivable, account payables and accrued expense and other payables approximated their fair values as of September 30, 2026 and December 31, 2025. For the nine months ended September 30, 2026 and 2025, the Company carried digital assets at their fair value (see Note 4-Fair Value Measurements for fair value information).

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

(f) Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity period of three months or less to be cash or cash equivalents. The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents approximate their fair value. As of September 30, 2026 and December 31, 2025, part of the Company’s cash of $668,387 and $668,387 that is held in bank accounts in Hong Kong is not protected by Federal Deposit Insurance Corporation (“FDIC”) insurance or Hong Kong Deposit Protection Scheme, respectively.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g) Goodwill and Other - Crypto Assets (continued)

The following table summarizes the Company’s digital assets holdings as of:

	September 30, 2026	December 31, 2025
Approximate number of bitcoins held	5,833	5,833
Digital assets carrying value	$488,026,791	$516,153,485

As of September 30, 2026 and December 31, 2025, the Company had approximately 5,833 and 5,833 bitcoins which had a carrying value of approximately $488,026,791 and $516,153,485, respectively. For the three months ended September 30, 2026 and 2025, the Company recognized unrealized gain of $136,516,985 and $34,736,876, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized unrealized loss of $28,126,694 and unrealized gain of $430,398,332, respectively.

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

As of September 30, 2026 and December 31, 2025, accounts receivable from customers amounted to $255,000 and $354,772, respectively, there is no allowance provided.

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

Accounts receivable represent unconditional rights to consideration for services provided in accordance with contractual billing schedules, which are typically monthly in arrears. Contract liabilities primarily relate to any advance billings.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j) Revenue Recognition (continued)

For the three months ended September 30, 2026 and 2025, all revenue recognized over time amounted to $8,658,060 and $1,788,205, respectively. For the three months ended September 30, 2026 and 2025, all revenue from software development services amounted to $8,658,060 and $1,788,205, respectively.

For the nine months ended September 30, 2026 and 2025, all revenue recognized over time amounted to $9,964,228 and $1,788,205, respectively. For the nine months ended September 30, 2026 and 2025, all revenue from software development services amounted to $9,964,228 and $1,788,205, respectively.

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

(l) Contract Liability

Contract liability consisted of advance billings and payments received from customers prior to the Company satisfying the related performance obligations under contractual terms. These liabilities are recognized when the Company has an unconditional right to consideration for a contract that involves a single performance obligation satisfied over time.

The Company recognizes revenue related to contract liability over the period of performance as software development services are rendered. For these contracts, revenue is recognized based on the extent of progress toward complete satisfaction of the Company’s performance obligation, measured using the cost-to-cost input method. As the Company incurs costs and progresses towards complete satisfaction of its performance obligation, contract liability are systematically recognized as revenue in the Company’s consolidated statements of comprehensive income.

As of September 30, 2026 and December 31, 2025, the Company’s contract liability on the condensed consolidated balance sheets were $2,850,000 and nil, respectively. Revenue recognized during the nine months ended September 30, 2026 and 2025 that was included in the contract liability balance at the beginning of the period was nil.

(m) General and Administrative Expenses

General and administrative expenses also consisted of (i) salary, welfare for general and administrative personnel, (ii) office expense, (iii) professional service fees and others, and (iv) share-based compensation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n) Selling and Marketing Expenses

Selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) compensation and benefits for sales personnel, (iii) travel and other routine office expense and (iv) share-based compensation. All expenses are recognized in the period in which the related services occur or the benefits are received. The Company expenses advertising costs as incurred, for the three months ended September 30, 2026 and 2025, the Company incurred advertising and promotion expenses of $299,700 and nil, respectively, and for the nine months ended September 30, 2026 and 2025, the Company incurred advertising and promotion expenses of $899,100 and nil, respectively.

(o) Research and development expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and (iv) share-based compensation.

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

(r) Capital Structure

The Company currently has unlimited authorized shares of $0.0000 par value common stock, with 2,580,947 and 48,826 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

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

(t) Dividends

On August 8, 2025, the Company’s board of directors unanimously approved a dividend policy (the “Policy”), which took effect on September 8, 2025. Under the Policy, the Company will distribute no less than 80% of annual profits to its shareholders as dividends, payable in cash, stock or other forms approved by the board. However, dividend declarations remain subject to the board’s quarterly assessment of liquidity, cash flow generation, capital allocation needs for growth, regulatory and compliance constraints, and overall financial condition. After assessment by board of directors, no dividends were declared for the year ended December 31, 2025 and for the nine months ended September 30, 2026.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(v) (Loss) Earnings Per Share

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(x) Comprehensive Income (Loss)

Comprehensive income (loss) is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive income (loss) was the same as its reported net income (loss) for all periods presented.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements resulting in a comprehensive list of interim disclosures that are required by GAAP, and includes a disclosure principle that requires the disclosure of events since the end of the last annual reporting period that have a material impact on the Company. ASU 2025-11 is effective for the Company’s interim financial statements beginning with the first fiscal quarter of the year ending December 31, 2028, with early adoption permitted. ASU 2025-11 may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the above new accounting pronouncements or guidance on the financial statements.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the balance sheets, statements of income and comprehensive loss and cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of September 30, 2026 and December 31, 2025, the Company held cash in bank amounting to$163,929,162 and $5,623,944 which consists of the following:

	September 30, 2026	December 31, 2025
Bank Deposits- Outside USA	$163,452,357	$668,387
Bank Deposits- Inside USA	476,805	4,955,557
Total	$163,929,162	$5,623,944

NOTE 4 – DIGITAL ASSETS

As of September 30, 2026 and 2025, digital assets holdings are as follows:

Opening balance as of December 31, 2024	$78,322,430
Purchase of BTC	158,083,667
Fair value gain on digital assets	430,398,332
Ending balance as of September 30, 2025	$666,804,429

Opening balance as of December 31, 2025	$516,153,485
Fair value loss on digital assets	(28,126,694)
Ending balance as of September 30, 2026	$488,026,791

During the year ended December 31, 2023, the Company acquired 833 BTC at a total cost of $24,990,000. During the year ended December 31, 2025, the Company acquired 5,000 BTC at a total consideration of $158,083,667.

For the three months ended September 30, 2026 and 2025, the Company recognized unrealized gain of $136,516,985 and $34,736,876, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized unrealized loss of $28,126,694 and unrealized gain of $430,398,332, respectively.

As of September 30, 2026 and December 31, 2025, the Company recognized unrealized gain of $304,953,124 and $333,079,818 on digital assets which is included in fair value gain on digital assets. The Company computed gains and losses on BTC based on specific identification measurement, which is based on the difference between the cost of BTC held at the end of each reporting period and the bid quoted (unadjusted) prices at the end of each reporting period.

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

NOTE 5 – ACCOUNTS RECEIVABLE, NET

As of September 30, 2026 and December 31, 2025, accounts receivable are related to the services fee receivable from customers as follows:

	September 30, 2026	December 31, 2025
Accounts Receivable	$255,000	$354,772
Less: Allowance for credit loss	-	-
Accounts Receivable, net	$255,000	$354,772

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

NOTE 6 – PREPAYMENTS

Prepaid expenses consist primarily of advance payments for marketing and promotional activities, computing power services and others. These amounts are amortized on a straight-line basis over the related contractual service period or as the underlying services are consumed, in each case within twelve months, and are classified as current assets. As of September 30, 2026 and December 31, 2025, Prepayments were $2,079,866 and $1,999,213, respectively.

NOTE 7 – INVESTMENT IN ASSOCIATE COMPANY

As of September 30, 2026 and December 31, 2025, investment in associate company consisted of the following:

	September 30, 2026	December 31, 2025
Investment in an associate company	$13,396,000	$13,396,000
Impairment of the investment	(13,396,000)	(13,396,000)
	$-	$-

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

As of September 30, 2026 and December 31, 2025, remuneration payable was $966,626 and $660,259, respectively.

For the three months ended September 30, 2026 and 2025, remuneration to senior management and directors were $611,540 and $63,000, respectively. For the nine months ended September 30, 2026 and 2025, remuneration to senior management and directors were $791,700 and $173,666, respectively.

NOTE 9 – ACCRUED EXPENSE AND OTHER PAYABLES

As of September 30, 2026 and December 31, 2025, accrued expenses and other payables consisted of unpaid professional fees as follows:

	September 30, 2026	December 31, 2025
Professional fees and operating expenses(a)	$40,821	$329,846
Short term loans (b)	580,389	2,038,115
Payroll	29,666	25,706
Total	$650,876	$2,393,667

(a):	The professional fees consisted of outstanding legal fees related to shareholder litigation, consulting fees, listing compliance fees payable to professional firms, and operating expenses.

(b):	The Company borrowed funds from former executives and a third party to cover daily operational expenses. The payable is unsecured, interest-free, and is expected to be repaid either in cash or through the issuance of the Company’s common stock, subject to mutual agreement between the parties.

NOTE 10 – SHAREHOLDERS’ EQUITY

The Company has an unlimited number of authorized ordinary shares and has issued 2,580,947 and 48,826 shares, $0.0000 par value per share, as of September 30, 2026 and December 31, 2025, respectively.

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

NOTE 10 – SHAREHOLDERS’ EQUITY (CONTINUED)

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

On March 26, 2026, the Company closed a registered direct offering pursuant to its effective shelf registration statement on Form S-3, pursuant to which it issued and sold (i) 71,381,818 shares of common stock at a price of $1.10 per share, and (ii) pre-funded warrants to purchase up to 71,381,818 shares of common stock at a purchase price of $1.099 per warrant, with an exercise price of $0.001 per share, to twenty investors. The total gross proceeds from the offering were approximately $157,040,000, and net proceeds from the offering were $156,951,460 after deducting legal offering expenses. All common shares were issued on March 26, 2026. The pre-funded warrants, classified as equity within additional paid-in capital, were issued concurrently with the shares. By September 30, 2026, all of the warrants had been exercised.

On August 10, 2026, the Company effected a 100-for-1 reverse stock split of its common stock, resulting in the consolidation of every one hundred issued and outstanding shares into one share. The reverse stock split reduced the number of outstanding shares from approximately 147,296,192 to approximately 1,472,962. As a result of rounding up fractional shares, the Company issued an additional 34,485 shares, resulting in 1,507,447 shares outstanding immediately following the reverse stock split. The par value per share and the number of authorized shares remained unchanged. The reverse stock split was applied uniformly to all stockholders and did not alter relative ownership percentages, except for minor changes due to rounding. Stockholders holding shares in brokerage accounts or in book-entry form were not required to take any action. The reverse stock split did not adjust the number of reserved but unissued shares under the Company’s 2025 Equity Incentive Plan.

On August 17, 2026, August 26, 2026, September 19, 2026 and September 29, 2026, respectively, the Company granted 290,000 shares, 360,000 shares, 200,000 shares and 220,000 shares of common stock which are legally issued and outstanding under the 2025 Equity Incentive Plan, respectively.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE

For the three months ended September 30, 2026 and 2025, total share-based compensation expenses recognized were $7,833,215 and $44,367,409, respectively. For the nine months ended September 30, 2026 and 2025, total share-based compensation expenses recognized were $16,219,077 and $44,367,409, respectively.

The following table sets forth the share-based compensation expenses for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2026	2025	2026	2025
Cost of revenues	$1,295,700	$-	$1,295,700	$-
Research and development expenses	925,815	-	2,238,647	-
General and administrative expenses	4,133,400	44,367,409	11,206,430	44,367,409
Selling and marketing expenses	1,478,300	-	1,478,300	-
Total	$7,833,215	$44,367,409	$16,219,077	$44,367,409

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

Before September 16, 2025, the Company issued 70,000,000 shares of common stock under the 2025 Plan.

Following the Company’s 200-for-1 reverse stock split effected on September 16, 2025, the remaining 10,000,000 unissued shares of common stock registered by such S-8 were proportionately reduced to 50,000 shares. On September 29, 2025, the Company filed another Registration Statement Form S-8 to register additional 9,950,000 shares of common stock, resulting in an aggregate of 10,000,000 shares registered and available for issuance under the 2025 Plan following the reverse stock split. During the period from September 16, 2025, to August 10, 2026, the Company issued 2,020,000 shares of common stock to consultants for services rendered under the 2025 Plan.

Following the Company’s 100-for-1 reverse stock split effected on August 10, 2026, the remaining 7,980,000 unissued shares of common stock registered by such S-8 were proportionately reduced to 79,800 shares. On August 13, 2026, the Company filed another Registration Statement Form S-8 to register additional 7,900,200 shares of common stock, resulting in an aggregate of 7,980,000 shares registered and available for issuance under the 2025 Plan following the reverse stock split. During the period from August 10, 2026 to September 30, 2026, the Company issued 1,070,000 shares of common stock to consultants for services rendered under the 2025 Plan.

As of September 30, 2026, 6,910,000 shares remain available for future issuance which still has 8.75 years remaining before expiration.

NOTE 11 – SHARE-BASED COMPENSATION EXPENSE (CONTINUED)

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

A summary of activities of the service-based share awards for the nine months ended September 30, 2026 and for the years ended December 31, 2025 were presented as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Unvested as of December 31, 2024	-	-
Granted	23,700	$5,617.95
Vested	(16,154)	4,754.08
Unvested as of December 31, 2025	7,546	$7,467.31
Granted	1,070,000	5.93
Vested	(572,447)	28.33
Unvested as of September 30, 2026	505,099	$92.02

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

The current and deferred portions of income tax expense included in the consolidated statements of comprehensive loss are as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2026	2025	2026	2025
Current income tax expense	$-	$-	$-	$-
Deferred income tax expense (benefit)	27,783,913	7,303,523	(12,740,357)	90,244,207
Total	$27,783,913	$7,303,523	$(12,740,357)	$90,244,207

The income (loss) before income tax for domestic and foreign component’s were as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2026	2025	2026	2025
US	$131,121,787	$(9,588,727)	$(44,966,886)	$385,366,909
Hong Kong and BVI	-	-	-	-
Total	$131,121,787	$(9,588,727)	$(44,966,886)	$385,366,909

For the three and nine months ended September 30, 2026 and 2025, the Company paid nil for income expense.

The principal components of deferred tax assets and deferred tax liabilities are as follows:

	As of September 30, 2026	As of December 31, 2025
Deferred tax liabilities
Fair value gain of Bitcoin	$64,040,156	$69,946,762
Less: Net operating loss carry forward	(12,164,171)	(5,330,420)
Total deferred tax liabilities	$51,875,985	$64,616,342

NOTE 13 – BASIC AND DILUTED NET INCOME PER SHARE

Basic earnings per share and diluted earnings per share have been calculated in accordance with ASC 260 on computation of earnings per share for the three and nine months ended September 30, 2026 and 2025 as follows:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2026	2025	2026	2025
Statement of Operations Summary Information:
Net income (loss)	$103,337,874	(16,892,250)	$(32,226,529)	295,122,702
Weighted-average common stocks outstanding - basic and diluted	1,735,300	24,610	1,125,176	17,173
Net income (loss) per share, basic and diluted	$59.55	$(686.40)	$(28.64)	$17,185.27

On March 26, 2026, the Company issued 713,818 fully paid, immediately exercisable pre-funded warrants in a registered direct offering; such warrants remain exercisable until fully exercised. The pre-funded warrants are classified as equity and recorded in additional paid-in capital. For the three and nine months ended September 30, 2026, 3,500 and 713,818 warrants, respectively, were exercised. As of September 30, 2026, no pre-funded warrants remained outstanding, and all underlying shares had been registered. In accordance with ASC 260-10-45-13, because the warrants require only nominal additional consideration upon exercise, the underlying shares are considered outstanding for basic earnings per share. Accordingly, the Company has included such shares in the weighted-average shares outstanding for basic net income (loss) per share for the three and nine months.

Diluted earnings per share (EPS) is computed using the treasury stock method for all potentially dilutive securities. In periods with net loss, unvested RSUs are not included in the diluted EPS calculation because their inclusion would be anti-dilutive. In periods with net income, only those equity awards that are considered dilutive and outstanding are included in the calculation. The Company currently has no outstanding vested but unexercised equity awards. See Note 11 for details of share-based compensation.

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

The CODM regularly receives and reviews the following expense categories, which are included in the segment’s measure of operations and comprehensive (loss) income.

NOTE 14 – SEGMENT INFORMATION (CONTINUED)

	For the Nine Months Ended September 30,
	2026	2025

Revenues	$9,964,228	$1,788,205
Cost of revenues	(6,999,877)	(981,356)
Gross profit	$2,964,351	$806,849
Research and development expenses
– Payroll and welfare expenses	(73,497)	-
– Professional service expenses and others	(1,909,751)	-
– Share-based compensation	(2,238,647)	-
Selling and marketing expenses
– Payroll and welfare expenses	(698,700)	(276,068)
– Advertising and promotion expenses	(899,100)	-
– Share-based compensation	(1,478,300)	-
General and administrative expenses
– Payroll and welfare expenses	(130,700)	(179,219)
– Professional service expenses and others	(11,206,430)	(1,015,576)
– Share based compensation	(130,700)	(44,367,409)
Loss from operations	$(16,840,192)	$(45,031,423)
Other (expense) income	(28,126,694)	430,398,332
Income tax benefits (expenses)	12,740,357	(90,244,207)
Net income (loss)	$(32,226,529)	$295,122,702

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Although the related parties subsequently filed additional lawsuits (including claims for corporate records inspection, alleged loan guarantee and loan contract disputes, and a shareholder derivative action), the Company has actively taken legal measures to defend against them. Notable developments: (i) September 2024 WY District Court corporate records inspection action – on April 9, 2025, the court denied the plaintiff’s motion for preliminary injunction to enjoin future share issuances and, on December 1, 2025, granted the Company’s motion for summary judgment and denied the plaintiffs’ cross-motion, finding that the plaintiffs lacked statutory standing; (ii) May 2024 NY Court loan guarantee action – on January 6, 2026, the court denied the Company’s motion to dismiss, and the Company’s appeal remains pending; (iii) June 2025 Wyoming Chancery Court loan contract action – on October 8, 2025, the court denied the Company’s motion to dismiss, and on February 6, 2026, the court granted in part and denied in part the plaintiffs’ motion to dismiss the Company’s counterclaims, dismissing only the abuse of process counterclaim, and the matter is in the discovery phase; and (iv) August 2026 shareholder derivative action in the United States District Court for the Southern District of New York against Hechun Wei and Biming Guo, with the Company named as a nominal defendant – the action is in its preliminary stages. The Company firmly believes that the claims made by the opposing party are without factual or legal basis and will continue to take all necessary measures to protect the Company’s and shareholders’ rights and interests.

Other than the foregoing, the Company did not have any significant capital or other commitments, guarantees or contingencies as of September 30, 2026 and December 31, 2025.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after September 30, 2026, up through November 6, 2026, which is the date that these financial statements are issued, unless as disclosed elsewhere and below, there were no other material subsequent events occurred that would require recognition or disclosure in the Company’s financial statements.

Issuances of Common Stock. On October 2, 2026, the Company’s board of directors (the “Board”) approved the grant of an aggregate of 820,000 shares of common stock under the 2025 Plan to certain of the Company’s research and development employees, to be issued in one or more tranches, each subject to separate Board approval. From October 1, 2026 through November 6, 2026, the Company issued 240,000 shares of common stock under the 2025 Plan to two of such employees. On October 20, 2026, the Board approved, effective November 8, 2026, the issuance of (i) the remaining 580,000 shares under such grant and (ii) an additional grant of 200,000 shares of common stock under the 2025 Plan to two other research and development employees, for an aggregate of 780,000 shares. As of the date of this report, none of these 780,000 shares had been issued, and their issuance remains subject to the expiration of the 15-day notification period under the Company’s Listing of Additional Shares notification to the stock exchange. These shares will be fully vested upon issuance.

Sale or Pledge of Bitcoin Holdings. On October 30, 2026, the Board authorized the sale or pledge of the Company’s Bitcoin holdings in one or more tranches, including through direct sales on cryptocurrency exchanges, block trades with purchasers, and pledges of Bitcoin as collateral under financing arrangements. As of the date of this report, the Company had not sold or pledged any Bitcoin.

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

Overview

Next Technology Holding Inc was incorporated in the State of Wyoming on March 28, 2019. We currently pursue two corporate strategies. One business strategy is to continue providing software development services, and the other strategy is to hold and manage Bitcoin.

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

Bitcoin Strategy

We hold substantially all of our Bitcoin in custody accounts at Japanese based, institutional-grade custodians that have demonstrated records of regulatory compliance and information security. Our Bitcoin strategy has historically involved acquiring Bitcoin with our liquid assets that exceeded working capital requirements, and from time to time, subject to market conditions, issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the proceeds to purchase Bitcoin.

In light of heightened custody and market risks associated with digital assets, we have adjusted our strategy to focus on managing our existing Bitcoin holdings to reduce risk exposure and enhance liquidity, including through the sale or pledge of Bitcoin from time to time in one or more tranches. We do not currently expect to purchase additional Bitcoin. We continue to hold and manage our Bitcoin and have not set any specific target for the amount of Bitcoin we seek to hold.

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

Results of Operations

The following tables provide a comparison of a summary of our results of operations for the nine and the three months ended September 30, 2026 and 2025. We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and are providing scaled MD&A disclosures pursuant to Regulation S-K.

For the nine months ended September 30, 2026 and 2025

	For the Nine Months ended September 30,			% of
	2026	2025	Change	Change

Service revenue	$9,964,228	$1,788,205	8,176,023	457%
Cost of revenue	(6,999,877)	(981,356)	(6,018,521)	613%
Gross Profit	2,964,351	806,849	2,157,502	267%
Operating expenses
General and administrative expenses	(12,506,548)	(45,562,204)	33,055,656	(73)%
Selling and marketing expenses	(3,076,100)	(276,068)	(2,800,032)	1,014%
Research and development expenses	(4,221,895)	-	(4,221,895)	NA %
Total operating expenses	(19,804,543)	(45,838,272)	26,033,729	(57)%
Loss from operations	(16,840,192)	(45,031,423)	28,191,231	(63)%
Other (expense) income	(28,126,694)	430,398,332	(458,525,026)	(107)%
(Loss) income before income tax	$(44,966,886)	$385,366,909	(430,333,795)	(112)%
Income tax benefits (expenses)	12,740,357	(90,244,207)	102,984,564	(114)%
Net (loss) income	$(32,226,529)	$295,122,702	(327,349,231)	(111)%

Revenue from Operations

Revenue is primarily derived from AI software development services and SaaS software solutions provided to industrial and other business customers.

Revenue for the nine months ended September 30, 2026 and 2025 was $10.0 million and $1.8 million, respectively. The year-over-year increase was primarily attributable to revenue recognized from four projects during the 2026 period, compared to three projects in the comparable 2025 period. In addition, contract values for the 2026 projects were higher, and two of the four projects were completed during the third quarter of 2026. The three projects included in the comparable 2025 period had a relatively low percentage of completion during the nine months ended September 30, 2025, which limited revenue recognition in that period. As a result, the mix and timing of project completions, together with higher project values for the 2026 pipeline, contributed to the observed revenue growth for the nine months ended September 30, 2026.

Cost of Revenue

Cost of revenue primarily consists of personnel-related expenses, including salaries, benefits, and share-based compensation for employees involved in system development and implementation, as well as costs associated with outsourced development personnel and third-party vendors. These expenses also include other direct system development and delivery costs.

For the nine months ended September 30, 2026, our cost of revenue was $7.0 million, compared to $1.0 million for the nine months ended September 30, 2025. The notable rise of $6.0 million was mainly driven by increased utilization of external vendors and outsourced development resources, as well as higher personnel expenses resulting from an increase in headcount to support revenue growth.

Gross Profit and Gross Margin

For the nine months ended September 30, 2026, our gross profit was $3.0 million, compared to $0.8 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, our gross margin was 29.7%, compared to 45.1% for the nine months ended September 30, 2025. Gross margin for the nine months ended September 30, 2026 reflects our revenue mix and early commercialization and may fluctuate with the mix of software, hardware, and services.

Research and Development Expenses

Research and development expenses primarily consist of: (i) fees for outsourced software development services, (ii) research activities in new technology domains, and (iii) personnel-related costs for employees, including salaries, bonus, and share-based compensation.

For the nine months ended September 30, 2026, research and development expenses were $4.2 million, compared to nil for the nine months ended September 30, 2025. The R&D expenses for the 2026 period primarily consisted of share-based compensation expenses of $2.2 million and professional service fees of $2.0 million.

The R&D expenses reflect our strategic commitment to expanding its research capabilities and investing in new technology domains. We believe that these investments are critical to enhancing product innovation, strengthening long-term competitiveness, and supporting sustainable growth. While such expenditures increased operating expenses in the current period, they are expected to generate long-term value by accelerating technology development and market expansion.

Selling and Marketing Expenses

Selling and marketing expenses primarily include: (i) advertising and promotion expenses, (ii) compensation and benefits for sales personnel, and (iii) travel and other routine office expense and (iv) share-based compensation. All expenses are recognized in the period in which the related services occur or the benefits are received.

For the nine months ended September 30, 2026, selling and marketing expenses was $3.1 million, compared to $0.3 million for the nine months ended September 30, 2025. The increase was primarily attributable to: (i) higher payroll and bonus expenses, as we recorded performance-based bonuses for sales management personnel in line with the significant increase in sales revenue and cash collections during the period; (ii) increased advertising and promotional expenses, reflecting expanded marketing activities to support revenue growth and customer acquisition and (iii) the increase of share-based compensation.

We believe that the increase in selling and marketing expenses is consistent with our business expansion and revenue growth strategy. The performance-based compensation structure aligns sales incentives with operating results and cash recovery, supporting sustainable growth.

General and Administrative Expenses

General and administrative expenses also consisted of (i) salary, welfare and share-based compensation for general and administrative personnel, (ii) office expense, (iii) professional service fees and others and (iv) share-based compensation.

General and administrative expenses decreased by approximately $33.1 million, from approximately $45.6 million for the nine months ended September 30, 2025 to approximately $12.5 million for the nine months ended September 30, 2026. The decrease was primarily attributable to a $33.2 million decrease in share-based compensation expense, from $44.4 million for the nine months ended September 30, 2025 to $11.2 million for the nine months ended September 30, 2026. This decrease was primarily due to a one-time grant of share-based awards made in connection with the BTC acquisition in 2025, for which approximately $42.8 million of compensation expense was recognized in the nine months ended September 30, 2025. The remaining share-based compensation expense in each period related to amortization of other grants. No comparable one-time grant was made during the nine months ended September 30, 2026. The decrease was partially offset by an increase of approximately $0.2 million in professional service expenses and others, from approximately $1.0 million to approximately $1.2 million, primarily due to higher professional fees incurred during the period.

Other (Expenses) Income

For the nine months ended September 30, 2026, other expenses were $28.1 million, compared to other income of $430.4 million for the nine months ended September 30, 2025, an unfavorable change of $458.5 million. The year-over-year change was primarily driven by a decline in the fair value of our Bitcoin holdings, resulting in recognition of an unrealized loss for the nine months ended September 30, 2026. Fluctuations in Bitcoin market prices materially affect our reported results of operations, and we expect such volatility to continue to impact our financial performance in future periods. Changes in fair value are non-cash until realized through sale.

Income Tax (Benefits) Expenses

For the nine months ended September 30, 2026, our income tax benefits was $12.7 million, compared to income tax expenses of $90.2 million for the nine months ended September 30, 2025. The year-over-year change primarily reflects a significant decrease in pre-tax income, driven mainly by lower other income (i.e., an unrealized loss) associated with changes in the fair value of our Bitcoin holdings in the nine months ended September 30, 2026. Our income tax (benefit) expense may continue to fluctuate in future periods based on our profitability, movements in the fair value of digital assets, and changes in applicable tax regulations.

Net (Loss) Income

As a result of the factors described above, for the nine months ended September 30, 2026 and 2025, there was a net loss of $32.2 million and a net income of $295.1 million, respectively. The decrease is mainly due to loss in fair value in digital assets and offset by decrease in income tax expenses.

The following chart provides a summary of our balance sheets as of September 30, 2026 and December 31, 2025, respectively. It should be read in conjunction with the financial statements, and notes thereto.

For the three months ended September 30, 2026 and 2025

	For the Three Months ended September 30,			% of
	2026	2025	Change	Change

Service revenue	$8,658,060	$1,788,205	6,869,855	384%
Cost of revenue	(6,125,420)	(981,356)	(5,144,064)	524%
Gross Profit	2,532,640	806,849	1,725,791	214%
Operating expenses
General and administrative expenses	(4,382,733)	(44,856,384)	40,473,651	(90)%
Selling and marketing expenses	(2,362,540)	(276,068)	(2,086,472)	756%
Research and development expenses	(1,182,565)	-	(1,182,565)	NA %
Total operating expenses	(7,927,838)	(45,132,452)	37,204,614	(82)%
Loss from operations	(5,395,198)	(44,325,603)	38,930,405	(88)%
Other income	136,516,985	34,736,876	101,780,109	293%
Income (loss) before income tax	$131,121,787	$(9,588,727)	140,710,514	(1,467)%
Income tax expenses	(27,783,913)	(7,303,523)	(20,480,390)	280%
Net income (loss)	$103,337,874	$(16,892,250)	120,230,124	(712)%

Revenue from Operations

Revenue for the three months ended September 30, 2026 and 2025 was $8.7 million and $1.8 million, respectively. The year-over-year increase was primarily attributable to the completion of two of the four projects during the third quarter of 2026, which resulted in the recognition of a substantial portion of the related contract revenue during the period, together with higher contract values for the 2026 projects. The projects included in the comparable 2025 period had a relatively low percentage of completion during the three months ended September 30, 2025, which limited revenue recognition in that period.

Cost of Revenue

For the three months ended September 30, 2026, our cost of revenue was $6.1 million, compared to $1.0 million for the three months ended September 30, 2025. The increase of $5.1 million was mainly driven by the costs incurred for the projects completed during the third quarter of 2026, including increased utilization of external vendors and outsourced development resources, as well as higher personnel expenses.

Gross Profit and Gross Margin

For the three months ended September 30, 2026, our gross profit was $2.5 million, compared to $0.8 million for the three months ended September 30, 2025. Our gross margin was 29.3% for the three months ended September 30, 2026, compared to 45.1% for the three months ended September 30, 2025. Gross margin may fluctuate with the mix of software, hardware, and services.

Research and Development Expenses

For the three months ended September 30, 2026, research and development expenses were $1.2 million, compared to nil for the three months ended September 30, 2025, primarily consisting of share-based compensation expenses of $0.9 million and professional service fees.

Selling and Marketing Expenses

For the three months ended September 30, 2026, selling and marketing expenses were $2.4 million, compared to $0.3 million for the three months ended September 30, 2025. The increase was primarily attributable to the increase in share-based compensation of $1.5 million, as well as higher payroll and bonus expenses in line with the increase in sales revenue during the period.

General and Administrative Expenses

General and administrative expenses decreased by approximately $40.5 million, from approximately $44.9 million for the three months ended September 30, 2025 to approximately $4.4 million for the three months ended September 30, 2026. The decrease was primarily attributable to a $40.2 million decrease in share-based compensation expense, from $44.4 million for the three months ended September 30, 2025 to $4.1 million for the three months ended September 30, 2026. This decrease was primarily due to a one-time grant of share-based awards made in connection with the BTC acquisition in 2025, approximately $42.8 million of which was recognized in the third quarter of 2025. No comparable one-time grant was made during the three months ended September 30, 2026.

Other Income

For the three months ended September 30, 2026, other income was $136.5 million, compared to $34.7 million for the three months ended September 30, 2025, a favorable change of $101.8 million. The year-over-year change was primarily driven by the change in the fair value of our Bitcoin holdings, resulting in recognition of a larger unrealized gain for the three months ended September 30, 2026 compared to the comparable 2025 period. Fluctuations in Bitcoin market prices materially affect our reported results of operations, and we expect such volatility to continue to impact our financial performance in future periods. Changes in fair value are non-cash until realized through sale.

Income Tax Expenses

For the three months ended September 30, 2026, our income tax expenses was $27.8 million, compared to $7.3 million for the three months ended September 30, 2025. The year-over-year change primarily reflects deferred income tax expenses associated with the unrealized gain on our Bitcoin holdings for the three months ended September 30, 2026. Our income tax expense may continue to fluctuate in future periods based on our profitability, movements in the fair value of digital assets, and changes in applicable tax regulations.

Net Income (Loss)

As a result of the factors described above, for the three months ended September 30, 2026 and 2025, there was a net income of $103.3 million and a net loss of $16.9 million, respectively. The increase is mainly due to the gain in fair value of digital assets recognized during the third quarter of 2026, partially offset by higher income tax expenses.

Balance Sheets Analysis

	September30, 2026	December 31, 2025

Cash and cash equivalents	$163,929,162	$5,623,944
Digital assets	488,026,791	516,153,485
Accounts receivable, net	255,000	354,772
Prepayments	2,079,866	1,999,213
Total assets	$654,290,819	$524,131,414
Accounts payable	1,293,500	751,322
Amount due to related parties	966,626	660,259
Income tax payable	130,415	130,415
Accrued expense and other payables	650,876	2,393,667
Contract liability	2,850,000	-
Deferred tax liabilities	51,875,985	64,616,342
Total liabilities	$57,767,402	$68,552,005
Total stockholders’ equity	$596,523,417	$455,579,409

As of September 30, 2026, we had total assets of $654.3 million, which mainly consisted of $163.9 million in cash and cash equivalents, $488.0 million in digital assets, $0.3 million in accounts receivable, net and $2.1 million in prepaid expenses; we had total liabilities of $57.8 million which consisted of $2.9 million in contract liability, $1.3 million in accounts payable, $1.0 million in amount due to related parties, $0.1 million in income tax payable, $0.7 million in accrued expense and other payable and $51.9 million in deferred tax liabilities; we had total stockholders’ equity of $596.5 million.

As of December 31, 2025, we had total assets of $524.1 million, which mainly consisted of $5.6 million in cash and cash equivalents, $516.2 million in digital assets, $0.4 million in accounts receivable, net and $2.0 million in prepaid expenses; we had total liabilities of $68.5 million which consisted of $0.7 million in accounts payable, $0.7 million in amount due to related parties, $0.1 million in income tax payable, $2.4 million in accrued expense and other payables and $64.6 million in deferred tax liabilities; we had total stockholders’ equity of $455.6 million.

Liquidity and Capital Resources

Our primary sources of liquidity have been through the operation of our business and financing activities, which have historically been sufficient to meet our working capital, our business needs, as well as our capital expenditure requirements. As of September 30, 2026, we had cash and cash equivalents of $163.9 million. As of and for the nine months ended September 30, 2026, we had a positive working capital of $648.4 million, net cash provided by operating activities of $2.8 million, and a net loss of $32.2 million, with unrealized fair value loss of $28.1 million.

As part of our Bitcoin strategy, we may sell or pledge Bitcoin from time to time in one or more tranches. Our Bitcoin holdings were carried at fair value of $488.0 million as of September 30, 2026 in accordance with ASC 350-60. We have not determined the amount of Bitcoin that we may sell or pledge, and as of the date of this report we had not sold or pledged any Bitcoin. Any proceeds will depend on the amount of Bitcoin sold or pledged and will be subject to market conditions, the terms of any financing arrangement and the timing of execution, and may differ materially from the fair value of Bitcoin at September 30, 2026.

We may, however, need additional cash resources in the future if we experience changes in business conditions or other developments, or if we find and wish to pursue opportunities for investments, acquisitions, capital expenditures or similar actions. If we determine that our cash requirements exceed the amount of cash and cash equivalents we have on hand at the time, we may seek to sell or pledge Bitcoin, or issue equity or debt securities, obtain additional credit facilities. The issuance and sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Cash Flows Analysis

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine Months ended September 30,
	2026	2025

Net cash flows provided by operating activities:	$2,811,484	$3,658,931
Net cash flows provided by financing activities:	155,493,734	8,030,250
Effect of exchange rate changes on cash	-	-
Change in Cash and Cash Equivalents:	158,305,218	11,689,181
Cash and Cash Equivalents, Beginning of the period	5,623,944	668,387
Cash and Cash Equivalents, End of the period	$163,929,162	$12,357,568

Operating activities

Net cash provided by operating activities was $2.8 million for the nine months ended September 30, 2026. This consisted primarily of a net loss of $32.2 million, adjusted for (i) $16.2 million of share-based compensation, (ii) $28.1 million of non-cash fair value loss on digital assets, and (iii) a $2.9 million increase in contract liability. These adjustments were partially offset by $12.7 million of deferred tax benefits.

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2025. This consisted primarily of a net income of $295.1 million, adjusted for (i) $44.4 million of share-based compensation, (ii) $90.2 million of deferred tax expenses and (iii) a $3.4 million increase in contract liability. These adjustments were partially offset by $430.4 million of non-cash fair value gain on digital assets.

Investing activities

Our cash flow used in investing activities was nil for the nine months ended September 30, 2026 and 2025.

Financing activities

Our cash flow generated from financing activities was $155.5 million and $8.0 million for the nine months ended September 30, 2026 and 2025, respectively.

Capital Expenditures

There were no capital expenditures during the nine months ended September 30, 2026 and 2025. However, future capital expenditures will be made to support the expected growth of the business.

Commitments

As of September 30, 2026 and December 31, 2025, we did not have any commitments.

Capital commitments

As of September 30, 2026 and December 31, 2025, we did not have any capital commitments.

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

We provide stand-alone maintenance and support that is separately priced and contracted and constitutes a distinct performance obligation. These services are billed monthly in arrears, and revenue is recognized ratably over the monthly service period as the services are provided. Amounts billed in arrears are recorded as accounts receivable when the service is provided. Advance billings, when applicable, are recorded as contract liability, which are not significant given our usual billing practices.

Accounts receivable represent unconditional rights to consideration for services provided in accordance with contractual billing schedules, which are typically monthly in arrears. contract liability primarily relate to any advance billings and are not significant.

For the nine months ended September 30, 2026 and 2025, all revenue recognized over time amounted to $10.0 million and $1.8 million, respectively. For the nine months ended September 30, 2026 and 2025, all revenue from software development services amounted to $10.0 million and $1.8 million, respectively.

For the three months ended September 30, 2026 and 2025, all revenue recognized over time amounted to $8.7 million and $1.8 million, respectively. For the three months ended September 30, 2026 and 2025, all revenue from software development services amounted to $8.7 million and $1.8 million, respectively.

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

As of September 30, 2026 and December 31, 2025, accounts receivable from customers amounted to $255,000 and $354,772, respectively, there is no allowance provided.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, management has concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective was due to deficiencies in the design and operation of controls supporting the accurate accumulation, summarization, and communication to management of information required to be disclosed in our filings, arising from: (i) a lack of U.S. GAAP expertise within our finance team; (ii) a lack of segregation of duties within accounting functions; and (iii) the lack of multiple levels of review of our accounting data. These deficiencies have not been fully remediated as of September 30, 2026. We are in the process of implementing measures to address these deficiencies, including enhancing our finance team’s technical capabilities and establishing additional review procedures. However, we cannot assure that these measures will be sufficient to remediate the identified deficiencies in a timely manner.

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

On January 5, 2024, the Chancery Court issued a preliminary injunction order, which specifically restrained Mr. Zheng Dai and his affiliates from the following conduct:

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

On August 31, 2026, three shareholders who were plaintiffs in prior litigation against the Company, AiShangYou Limited, Pijun Liu, and Wenwen Yu, filed a shareholder derivative action in the United States District Court for the Southern District of New York against Hechun Wei and Biming Guo, with the Company named as a nominal defendant. The complaint alleges, among other things, that Messrs. Wei and Guo authorized the issuance of false and misleading statements in connection with the Company’s reverse stock split. The Company believes the allegations are without merit and intends to vigorously defend against the claims asserted. As of the date of this report, the action is in its preliminary stages. The Company’s time to respond to the complaint has not yet expired, and Messrs. Wei and Guo have not yet been served with process.

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

On or around October 30, 2025, the Court entered a Case Management and Scheduling Order, setting trial to commence on September 1, 2026. On May 26, 2026, the Court entered the First Amended Case Management and Scheduling Order, continuing the trial date to April 5, 2027. The matter is currently in the discovery phase. The Company intends to continue to vigorously defend against the claims asserted. The Company is unable at this time to predict the outcome of this litigation or estimate the range of potential loss, if any, given that the discovery has not yet been completed.

ITEM 1A. RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine months ended September 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial statements from the quarterly report on Form 10-Q of Next Technology Holding Inc. for the fiscal quarter ended September 30, 2026, formatted in XBRL: (i) the Balance Sheet; (ii) the Statement of Income; (iii) the Statement of Cash Flows; and (iv) the Notes to the Financial Statements Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT TECHNOLOGY HOLDING INC.

Dated: November 6, 2026	By:	/s/ Weihong Liu
Weihong Liu
Chief Executive Officer

/s/ Eve Chan
Eve Chan
Chief Financial Officer